Form 10-K
period 1997-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1998-03-30
CIK 1041864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         -----------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
 (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
                                    FORMAT.

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER 333-30761

 CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST
                                    SDG&E-1
                          (Issuer of the Certificates)

                               SDG&E FUNDING LLC
    (Exact name of registrant as specified in its Certificate of Formation)

DELAWARE                                                      95-1184800
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

101 ASH STREET, ROOM 111,
SAN DIEGO, CALIFORNIA                                         92101
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

          Registrant's telephone number, including area code:  (619) 696-2328

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

 California Infrastructure and Economic Development Bank Special Purpose Trust
      SDG&E-1 Rate Reduction Certificates, Series 1997-1: Class A-1 5.97% Certificates; Class A-2 6.04% Certificates; Class A-3 6.07% Certificates; Class
     A-4 6.15% Certificates; Class A-5 6.19% Certificates; Class A-6 6.31% Certificates; Class A-7 6.37% Certificates (maturing serially from 1998 to 2007, and underlying SDG&E Funding LLC Notes of the same respective classes)

________________________________________________________________________________
                                (Title of Class)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 1998 was $0.

                      DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PART I

ITEM 1.  BUSINESS.

          GENERAL

          SDG&E Funding LLC (the "Note Issuer") is a special-purpose, single-member limited liability company organized under the laws of the State of Delaware. San Diego Gas & Electric Company ("SDG&E"), as the sole member of the
Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 101 Ash Street, Room 111, San Diego, California 92101. Its phone number is (619) 696-2328. The
Note Issuer was organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SDG&E in the event SDG&E becomes subject to such a proceeding.

          The only material business conducted by the Note Issuer has been the acquisition of Transition Property and the issuance on December 16, 1997 of $658,000,000 in principal amount of the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), with scheduled maturities ranging from one year to ten years and final maturities ranging from three to twelve years. The specific interest rate and maturity of each class of Notes is specified herein under Note C of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

          The Note Issuer has no employees. It has entered into a servicing agreement (the "Servicing Agreement") with SDG&E, pursuant to which SDG&E is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an Administrative Services Agreement with SDG&E pursuant to which SDG&E performs administrative and operational duties for the Note Issuer.

          TRANSITION PROPERTY

          The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

          In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SDG&E, as the servicer of the Transition Property (in such capacity, the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections with respect thereto and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer anticipates filing for such adjustments annually beginning with calendar year 1999.


          THE TRUST

          The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. It will not conduct any other material business activities.

ITEM 2.  PROPERTIES.

          The Note Issuer has no materially important physical properties. Its primary asset is the Transition Property described above in "Item 1. Business." The Note Issuer did not receive any collections from the Transition Property in 1997.

          The Trust has no materially important physical properties. Its primary assets are the Notes as described above in "Item 1. Business." The Trust did not receive any payments with respect to the Notes in 1997.

ITEM 3.  LEGAL PROCEEDINGS.

          On October 6, 1997 The Utility Reform Network ("TURN"), a California consumer-advocacy group, filed an application for rehearing with the California Public Utilities Commission ("CPUC") seeking rehearing of the Financing Order, alleging that the Financing Order was unlawful on various grounds. The CPUC denied the application for rehearing on October 22, 1997. On November 24, 1997, TURN, Public Media Center, Consumers Union and Harvey Rosenfield filed a petition for writ of review of the Financing Order with the California Supreme Court. In connection with their petition for writ of review, TURN and the other petitioners requested that the California Supreme Court issue an interim writ or order suspending implementation of the Financing Order until such time as the Court resolved the petition for writ of review. On November 25, 1997, Pacific Gas and Electric Company, San Diego Gas & Electric Company and Southern California Edison Company jointly filed an opposition to the request for an interim writ or order suspending implementation of the Financing Order. On December 4, 1997, the California Supreme Court denied both the request for an interim writ or order and the petition for writ of review.

          Various consumer groups have filed a voter initiative with the California Attorney General which seeks, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, require SDG&E to offset such charges with an equal credit to customers. In February 1998, the California Secretary of State released the title and summary prepared for the proposed initiative by the office of the California Attorney General. The sponsors of the initiative are now seeking sufficient signatures to qualify the initiative for the November 1998 statewide ballot. If the proposed initiative were voted into law, costly and time-consuming litigation may ensue. Under the terms of the Servicing Agreement, SDG&E as the Servicer is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the statute providing for the Certificates, or the Financing Order, or the rights of holders of the Transition Property, by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the Certificates. The costs of such actions would be payable out of collections of the FTA Charges as an operating expense of the Note Issuer. If the initiative were to qualify for the ballot, be voted into law and be upheld by the courts, it could have a material adverse effect on the Note Issuer and the holders of the Certificates.

          No other legal proceedings affecting either the Note Issuer or the Trust occurred in 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by SDG&E. On August 11, 1997, SDG&E transferred $400,000 to the Note Issuer as an initial capital contribution, and SDG&E has made capital contributions to the Note Issuer aggregating to $3,290,000 as of December 31, 1997. The sale of such membership interest was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 1997, the original principal amount of all series of Notes which then remained outstanding is $658,000,000. As of December 31, 1997, the Note Issuer has not made any distributions to SDG&E. The Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 24, 1998, there were 73 beneficial holders of Certificates. The Certificates are not registered and do not trade on any established trading market.

(b) The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30761 on Form S-3, as filed with the Securities and Exchange Commission (the "Commission") on November 21, 1997 (the "Registration Statement") for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 4, 1997. Certificates in the aggregate amount of $658,000,000 were sold on December 16, 1997. In connection with the offering of the Certificates, Morgan Stanley, Inc. and Lehman Brothers Inc. acted as the managing underwriters. The Trust purchased the Notes from the Note Issuer on December
16, 1997, pursuant to a private sale in the aggregate amount of $658,000,000. Notes and Certificates in the aggregate principal amount of $800,000,000 were registered and $658,000,000 have been offered and sold to date. All of the Notes offered in the sale were purchased. The amount of each class of Notes and Certificates registered and the respective sale prices, which exclude the original issue discount, are as follows:

Class                             Principal Amount Registered     Sale Price
-----                             ---------------------------     ----------
Class A-1 Notes and Certificates        $ 65,800,000.00         $ 65,797,058.74
Class A-2 Notes and Certificates        $ 82,639,254.00         $ 82,628,229.92
Class A-3 Notes and Certificates        $ 66,230,948.00         $ 66,218,105.82
Class A-4 Notes and Certificates        $ 65,671,451.00         $ 65,648,886.29
Class A-5 Notes and Certificates        $ 96,537,839.00         $ 96,536,159.24
Class A-6 Notes and Certificates        $197,584,137.00         $197,544,718.97
Class A-7 Notes and Certificates        $ 83,536,371.00         $ 83,481,128.40
                                        ---------------         ---------------

Total:                                  $658,000,000.00         $657,854,287.38
                                        ===============         ===============

          The net offering proceeds to the Trust were $654,728,789: the $658,000,000 received in the sale of the Certificates less $3,125,498 of underwriting discount and commission, and $145,713 of original issue discount. The Trust used all of the net proceeds from the sale of Certificates to purchase the Notes from the Note Issuer.

          The estimated net offering proceeds to the Note Issuer were $651,004,288, which consist of the $654,728,789 proceeds from the Trust less estimated expenses of $3,724,501. The net offering proceeds to the Note Issuer were used to purchase the Transition Property. Management believes that this is a reasonable estimate of the expenses paid in connection with the offer and sale of the Notes. Compensation for 1997 paid to the independent director of the
Note Issuer was $3,800. Other than the payment to the independent director, no additional net offering proceeds were used to pay, either directly or indirectly, any director, officer or affiliate of the Note Issuer in 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

          Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

          As discussed above under Item 1 (Business), the Note Issuer is a newly organized entity established in July 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on December 16, 1997, the Note Issuer issued Notes in order to purchase Transition Property. The Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business).

          The Note Issuer expects to use collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset
(1) interest expense on the Notes, (2) amortization of debt-issuance expenses and the discount on the Notes and (3) the fees charged by SDG&E for servicing the Transition Property and providing administrative services to the Note Issuer. (These agreements are discussed in greater detail in Note D to the Financial Statements attached hereto.)

          Collections of FTA Charges are currently meeting expectations. For the first quarter of 1998, collections were sufficient to cover scheduled payments on the Notes and related expenses. Such collections resulted in a surplus of approximately $1 million after deducting scheduled payments on the Notes and related expenses. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

     The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's system to be unable to recognize the year 2000, SDG&E is in the process of an extensive evaluation of its computer systems and an enterprise-wide date-conversion project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable to the Note Issuer or the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

          Since the Trust is a pass-through entity with no assets other than the Notes, financial statements for the Trust are not included. In addition,
Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the month of December 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable with respect to the Note Issuer or the Trust.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          Not applicable to the Trust.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements.

          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:

          Report of Independent Accountants
          Statement of Income and Changes in Member's Equity
          Balance Sheet
          Statement of Cash Flows
          Notes to Financial Statements

     2. Financial Statement Schedule.

          None.

     3. Exhibits.

          The following exhibits are filed as a part of this report:

  Exhibit      Description
  -------      -----------

   3.1  Certificate of Formation. (1)
   3.2  Limited Liability Company Agreement. (1)
   3.3  Amended and Restated Limited Liability Company Agreement. (1)
   4.1  Note Indenture. (2)
   4.2  Amended and Restated Declaration and Agreement of Trust. (1)
   4.3  Series Supplement. (2)
   4.4  Form of Note. (1)
   4.5  First Supplemental Trust Agreement. (2)
   4.6  Form of Rate Reduction Certificate. (2)
  10.1  Transition Property Purchase and Sale Agreement. (2)
  10.2  Transition Property Servicing Agreement. (2)
  10.3  Note Purchase Agreement. (2)
  10.4  Fee and Indemnity Agreement. (2)
  23.1  Consent of Deloitte & Touche LLP.
  27.1  Financial Data Schedule.
  99.1  Monthly Servicer's Certificate dated January 13, 1998.
____________________________
(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.


(b)  Reports on 8-K.

The Note Issuer and Trust filed a Current Report on Form 8-K dated December 23, 1997 filing certain agreements entered into by the Note Issuer and the Trust.

                           FINANCIAL STATEMENT INDEX

Report of Independent Accountants........................  F-2

Statement of Income and Changes In Member's Equity.......  F-3

Balance Sheet............................................  F-4

Statement of Cash Flows..................................  F-5

Notes to Financial Statements............................  F-6

                          INDEPENDENT AUDITORS' REPORT

SDG&E Funding LLC:

We have audited the accompanying balance sheet of SDG&E Funding LLC (the "Company") as of December 31, 1997, and the related statements of income and changes in member's equity and of cash flows for the period from July 1, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the period from July 1, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP

San Diego, California
March 25, 1998

                               SDG&E FUNDING LLC

  STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 1, 1997) TO DECEMBER 31, 1997
                    (In Thousands)




Interest income                                   $    8
General & administrative expenses                      3
                                                  ------
Income before income taxes                             5
Income tax expense                                    (2)
                                                  ------
NET INCOME                                        $    3

Member's equity at inception (July 1, 1997)           --
Member's contributions                             3,290
                                                  ------
MEMBER'S EQUITY AT DECEMBER 31, 1997              $3,293

See notes to financial statements.

                               SDG&E FUNDING LLC
                                 BALANCE SHEET
                               DECEMBER 31, 1997
                                (In Thousands)


  ASSETS
  ------

  Current assets:
    Cash and cash equivalents                    $   2,427
    Interest receivable                                  8
                                                 ---------
       Total current assets                          2,435

  Transition property                              651,004
  Unamortized debt issuance costs                    4,774
  Unamortized issue discount                           146
  Restricted funds                                   3,190
                                                 ---------
       TOTAL                                     $ 661,549
                                                 =========

  LIABILITIES AND MEMBER'S EQUITY
  -------------------------------

  Current liabilities:
    Current portion of long-term debt            $  65,800
    Accounts payable and accrued expenses              256
                                                 ---------
       Total current liabilities                    66,056

  Long-term debt                                   592,200
                                                 ---------
       Total liabilities                           658,256

  Member's equity                                    3,293
                                                 ---------

       TOTAL                                     $ 661,549
                                                 =========

See notes to financial statements.

                               SDG&E FUNDING LLC
                            STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (JULY 1, 1997) TO DECEMBER 31, 1997
                                (In Thousands)

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $       3
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Accounts payable and accrued expenses                    256
     Interest receivable                                       (8)
                                                        ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               251
                                                        ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of underlying notes              654,729
  Equity contribution from San Diego Gas & Electric         3,290
  Debt issuance discount and costs                         (1,649)
  Increase in restricted funds                             (3,190)
                                                        ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           653,180
                                                        ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of transition property                        (651,004)
                                                        ---------

  NET INCREASE                                              2,427

  CASH AND CASH EQUIVALENTS AT INCEPTION
   (JULY 1, 1997)                                              --


  CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997        $   2,427
                                                        =========

  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Debt issuance costs deducted from the
   proceeds received from the issuance of
   underlying notes                                     $   3,125
                                                        =========

  See notes to financial statements.

Notes to Financial Statements
-----------------------------


A. NATURE OF OPERATIONS

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding), a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (San Diego Gas & Electric), a provider of electric and natural gas services. San Diego Gas & Electric is a wholly owned subsidiary of Enova Corporation. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the Underlying Notes) intended to support a 10-percent electric-rate reduction. This reduction is provided to San Diego Gas & Electric's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

SDG&E Funding was organized for the limited purposes of issuing the Underlying Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from a nonbypassable charge levied on residential and small commercial customers. The nonbypassable charge has been authorized by the California Public Utility Commission (CPUC) pursuant to electric restructuring legislation.

SDG&E Funding is restricted by its organizational documents from engaging in any other activities. In addition, SDG&E Funding's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of San Diego Gas & Electric in the event that San Diego Gas & Electric becomes subject to such a proceeding.

SDG&E Funding is legally separate from San Diego Gas & Electric. The assets of SDG&E Funding are not available to creditors of San Diego Gas & Electric or Enova Corporation, and the Transition Property is not legally an asset of San Diego Gas & Electric or Enova Corporation. SDG&E Funding will cease to exist upon the maturation or retirement of the Underlying Notes.

B.  SUMMARY OF ACCOUNTING POLICIES

Restricted Funds

SDG&E Funding is required to maintain funds of approximately $3 million. These funds are to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that collections of the nonbypassable charge provide insufficient funds to make such payments.

Unamortized Debt Issuance Expense

The expenses associated with the issuance of the Underlying Notes have been capitalized and are being amortized over the life of the Underlying Notes.

Income Taxes

SDG&E Funding is a single-member limited-liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of SDG&E Funding's activities accrue to San Diego Gas & Electric.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.  LONG TERM DEBT

In December 1997, SDG&E Funding issued $658 million of the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust (the Trust). The Trust, in turn, issued pass-through certificates known as "rate-reduction bonds" with an original principal amount equal to the original principal amount of the Underlying Notes. SDG&E Funding used the proceeds from the Underlying Notes to purchase the Transition Property from San Diego Gas & Electric.

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31, 1997, are as follows:

                       Scheduled
                       Maturity               Interest        Amount
Class                    Date                   Rate      (in thousands)
------------------------------------------------------------------------
A-1                 December 26, 1998           5.97%        $ 65,800
A-2                 March 25, 2000              6.04%          82,639
A-3                 March 25, 2001              6.07%          66,231
A-4                 March 25, 2002              6.15%          65,672
A-5                 September 25, 2003          6.19%          96,538
A-6                 September 25, 2006          6.31%         197,584
A-7                 December 26, 2007           6.37%          83,536
                                                ----         --------
                                                              658,000
Less:  Current portion                                        (65,800)
                                                             --------
Long-term debt                                               $592,200
                                                             ========

The estimated fair value of the Underlying Notes was approximately $658 million at December 31, 1997. The fair value of the Underlying Notes is estimated to approximate the carrying value due to the relatively short period of time between the issuance date and the valuation date, and the relative market stability during those periods.

The source of repayment will be a nonbypassable charge authorized by the CPUC. This nonbypassable charge will be collected by San Diego Gas & Electric, as Servicer, from its residential and small commercial customers. Collections of the nonbypassable charge are deposited on a monthly basis by San Diego Gas & Electric with SDG&E Funding in an account maintained by the trustee (Bankers Trust Company). Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an over-collateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service will be returned to SDG&E Funding.

D.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under a Transition Property Servicing Agreement, San Diego Gas & Electric, the Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the nonbypassable charge from electric customers on behalf of SDG&E Funding. SDG&E Funding pays a servicing fee equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from San Diego Gas & Electric's customers.

The Trust was created for the limited purposes of purchasing the Underlying Notes from SDG&E Funding, issuing the rate-reduction bonds, and applying the proceeds from the Underlying Notes to the payment of the rate-reduction bonds. Under a Fee and Indemnity Agreement, SDG&E Funding is responsible for paying all fees and expenses incurred by the Certificate Trustee (Bankers Trust Company) and the Delaware Trustee (Bankers Trust Delaware).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SDG&E Funding LLC,
                                    as Registrant


                                    By:  /s/ Charles A. McMonagle
                                       ------------------------------
                                      Name:  Charles A. McMonagle
                                      Title: President and Chief
                                             Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                   Title                              Date
---------                   -----                              ----


/s/ Charles A. McMonagle    President, Chief Executive         March 30, 1998
------------------------
Charles A. McMonagle        Officer and Director


/s/ James P. Trent          Chief Financial Officer, Chief     March 30, 1998
-----------------------
James P. Trent              Accounting Officer and Director


/s/ Donald J. Puglisi       Director                           March 30, 1998
-----------------------
Donald J. Puglisi

                                 EXHIBIT INDEX

Exhibit                  Description
-------                  -----------

  3.1     Certificate of Formation. (1)
  3.2     Limited Liability Company Agreement. (1)
  3.3     Amended and Restated Limited Liability Company Agreement. (1)
  4.1     Note Indenture. (2)
  4.2     Amended and Restated Declaration and Agreement of Trust. (1)
  4.3     Series Supplement. (2)
  4.4     Form of Note. (1)
  4.5     First Supplemental Trust Agreement. (2)
  4.6     Form of Rate Reduction Certificate. (2)
 10.1     Transition Property Purchase and Sale Agreement. (2)
 10.2     Transition Property Servicing Agreement. (2)
 10.3     Note Purchase Agreement. (2)
 10.4     Fee and Indemnity Agreement. (2)
 23.1     Consent of Deloitte & Touche LLP.
 27.1     Financial Data Schedule.
 99.1     Monthly Servicer's Certificate dated January 13, 1997.

_____________________
(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.