Form 10-Q
period 1998-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1998-05-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                      March 31, 1998
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ____________ to _____________


                  Commission File No. 333-30761

               CALIFORNIA INFRASTRUCTURE AND ECONOMIC
            DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1
                   (Issuer of the Certificates)

                       SDG&E FUNDING LLC
            (Exact Name Of Registrant As Specified In
                 Its Certificate Of Formation)


Delaware                                                 95-1184800
-------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

101 Ash Street, Room 111,
San Diego, California                                         92101
-------------------------------------------------------------------
(Address of principal executive offices                   (Zip code)

Registrant's telephone number, including area code: (619)696-2328


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                    Yes...X... No......






                             PART I

Item 1. Financial Statements.


                         SDG&E FUNDING LLC
    STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998
                           (In Thousands)




INCOME
------

   Interest income                               $11,829
   Other income                                      283
                                                 -------
      Total Income                                12,112
                                                 -------
EXPENSES
--------

   Interest expense                               11,963
   General & administrative expenses                 152
                                                 -------
      Total Expenses                              12,115
                                                 -------
      NET LOSS                                        (3)

Member's equity at December 31, 1997               3,293
                                                 -------

MEMBER'S EQUITY AT MARCH 31, 1998                $ 3,290
                                                 =======









See note to financial statements.





                                SDG&E FUNDING LLC
                                  BALANCE SHEET
                                  (In Thousands)



                                     March 31,         December 31,
                                       1998               1997
                                    (unaudited)
                                    -----------        -----------

ASSETS
------

Current Assets:
   Cash and cash equivalents        $   1,102          $   2,427
   Interest receivable                   --                    8
   Current portion of
      transition property              65,800             65,800
                                    -----------        -----------
      Total Current Assets             66,902             68,235

Noncurrent Assets:
   Transition property                582,036            585,204
   Deferred financing costs             5,869              4,920
   Restricted funds                     4,272              3,190
                                    -----------        -----------

      TOTAL ASSETS                  $ 659,079          $ 661,549
                                    ===========        ===========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                $  65,800          $  65,800
   Accounts payable and
      accrued expenses                    957                256
                                    -----------        -----------
      Total Current Liabilities        66,757             66,056

Long-term debt                        589,032            592,200
                                    -----------        -----------
      Total Liabilities               655,789            658,256

Member's Equity                         3,290              3,293
                                    -----------        -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY               $ 659,079          $ 661,549
                                    ===========        ===========




See note to financial statements.



                           SDG&E FUNDING LLC
                 STATEMENT OF CASH FLOWS (unaudited)
             FOR THE THREE MONTHS ENDED MARCH 31, 1998
                            (In Thousands)




CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                $     (3)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Interest receivable                                   8
         Amortization of deferred financing costs            150
         Increase in accounts payable and
           accrued expenses                                  701
                                                        --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES              856
                                                        --------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E            3,168
   Payments on long-term debt                             (3,168)
   Incurrence of deferred financing costs                 (1,099)
   Increase in restricted funds                           (1,082)
                                                        --------

      NET CASH USED BY FINANCING ACTIVITIES               (2,181)
                                                        --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,325)

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997             2,427
                                                        --------
CASH AND CASH EQUIVALENTS AT MARCH 31, 1998             $  1,102
                                                        ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                    $ 11,286
                                                        ========







See note to financial statements.



Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego
Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Enova Corporation. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial
Statements and Notes to Financial Statements included in its 1997 Annual Report on Form 10-K.

SDG&E Funding LLC believes that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim period. All material adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

SDG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing the Transition
Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property") from a nonbypassable charge levied on residential electric customers and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission
(CPUC) pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, all of its federal income tax effects and its material State of California franchise tax effects accrue to SDG&E.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of SDG&E Funding LLC's (the Note Issuer) financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1, above, and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1997.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the "Transition Property") and issuing notes secured by the Transition Property and other limited collateral, and related activities. Accordingly, operating statement effects were limited primarily to income generated from the Transition Property, interest expense on the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), and incidental investment interest income. The Note Issuer's primary operating expense is servicing fees payable to SDG&E. Offsetting this expense are the investment earnings on the monthly remittances from SDG&E. The investment earnings are not expected to fully offset servicing expenses payable to SDG&E.

During the three-month period ended March 31, 1998 the income generated from the Transition Property was $12 million. Interest expense of $12 million relates to interest on the Notes and the amortization of debt issuance costs.

Collections of FTA Charges are currently meeting expectations and were sufficient to pay all scheduled payments on the Notes and related expenses for the first Note payment due March 25, 1998. For the first quarter of 1998 collections of approximately $15,892,000 resulted in a surplus of approximately $1,000,000 after deducting scheduled principal and interest payments of approximately of $14,372,000, payments of approximately $437,000 for servicing fees and other expenses, and approximately $83,000 retained to fund the Overcollateralization Account established under the Notes' indenture. This surplus will be applied toward future payments on the Notes. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's systems to be unable to recognize the year 2000, SDG&E is in the process of an extensive evaluation of its computer systems and an enterprise-wide date-conversion project.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.





                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 1998 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

       3.1 Certificate of Formation (1)
       3.2 Limited Liability Company Agreement (1)
       3.3 Amended and Restated Limited Liability Company Agreement (1)
       4.1 Note Indenture (2)
       4.2 Amended and Restated Declaration and Agreement of Trust (1)
       4.3 Series Supplement (2)
       4.4 Form of Note (1)
       4.5 First Supplement Trust Agreement (2)
       4.6 Form of Rate Reduction Certificate (2)
      10.1 Transition Property Purchase and Sale Agreement (2)
      10.2 Transition Property Servicing Agreement (2)
      10.3 Note Purchase Agreement (2)
      10.4 Fee and Indemnity Agreement (2)
      27.1 Financial Data Schedule for the quarter ended March 31, 1998
      99.1 Quarterly Servicer's Certificate dated March 19, 1998

-------------------------
(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the
    Commission on December 23, 1997.

-------------------------


   (b) Reports on 8-K:

       None.





                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: May 15, 1998               By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer






6