Form 10-Q
period 1998-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1998-08-14
CIK 1041864

              SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                      June 30, 1998
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

                             PART I

Item 1. Financial Statements.


                         SDG&E FUNDING LLC
    STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (unaudited)
                     (In thousands of dollars)



                                       Three Months    Six Months
                                      Ended June 30,  Ended June 30,
                                           1998            1998
                                      --------------  --------------

INCOME
------

   Interest income                        $ 9,900         $21,729
   Other income                               272             555
                                          -------         -------
      Total Income                         10,172          22,284
                                          -------         -------
EXPENSES
--------

   Interest expense                        10,007          21,970
   General & administrative expenses          165             317
                                          -------         -------
       Total Expenses                      10,172          22,287
                                          -------         -------
       NET LOSS                                 0              (3)

Member's equity, beginning of period        3,290           3,293
                                          -------         -------

MEMBER'S EQUITY AT JUNE 30, 1998          $ 3,290         $ 3,290
                                          =======         =======


See note to financial statements.

                                SDG&E FUNDING LLC
                                  BALANCE SHEET
                            (In thousands of dollars)



                                     June 30,         December 31,
                                       1998               1997
                                    (unaudited)
                                    -----------        -----------

ASSETS
-------

Current Assets:
   Cash and cash equivalents          $     565          $   2,427
   Interest receivable                       --                  8
   Current portion of
      transition property                65,800             65,800
                                      ---------          ---------
      Total Current Assets               66,365             68,235

Noncurrent Assets:
   Transition property                  563,337            585,204
   Deferred financing costs               6,230              4,920
   Restricted funds                       6,137              3,190
                                      ---------          ---------

      TOTAL ASSETS                    $ 642,069          $ 661,549
                                      =========          =========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                  $  65,800          $  65,800
   Accounts payable and
      accrued expenses                    2,646                256
                                      ---------          ---------
      Total Current Liabilities          68,446             66,056

Long-term debt                          570,333            592,200
                                      ---------          ---------
      Total Liabilities                 638,779            658,256

Member's Equity                           3,290              3,293
                                      ---------          ---------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                 $ 642,069          $ 661,549
                                      =========          =========




See note to financial statements.

                           SDG&E FUNDING LLC
                 STATEMENT OF CASH FLOWS (unaudited)
               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                       (In thousands of dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   $    (3)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Amortization of deferred financing costs               315
        Decrease in interest receivable                          8
        Increase in accounts payable and
          accrued expenses                                   2,390
                                                           --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES              2,710
                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E             21,867
   Payments on long-term debt                              (21,867)
   Incurrence of deferred financing costs                   (1,625)
   Increase in restricted funds                             (2,947)
                                                           --------

      NET CASH USED BY FINANCING ACTIVITIES                 (4,572)
                                                           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,862)

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997               2,427
                                                           --------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1998                 $   565
                                                           ========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                       $ 21,653
                                                           =========








See note to financial statements.

Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego
Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Enova Corporation. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial
Statements and Notes to Financial Statements included in its 1997 Annual Report on Form 10-K and its Quarterly
Report on 10-Q for the three months ended March 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations for SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1, above, and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1997 and the Note Issuer's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the "Transition Property") and issuing notes secured by the Transition Property and other limited collateral, and related activities. Accordingly, operating-statement effects were limited primarily to income generated from the Transition Property, interest expense on the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), and incidental investment interest income. The Note Issuer's primary operating expense is servicing fees payable to SDG&E. Offsetting this expense are the investment earnings on the monthly remittances from SDG&E. The investment earnings are not expected to fully offset servicing expenses payable to SDG&E.

During the three- and six-month periods ended June 30, 1998 the income generated from the Transition Property was $10 million and $22 million, respectively. Interest expense of $10 million and $22 million, respectively, relates to interest on the Notes and the amortization of debt-issuance costs.

Collections of FTA Charges are currently meeting expectations and were sufficient to pay all scheduled payments on the Notes and related expenses for the Note payment due June 25, 1998. For the second quarter of 1998 collections of approximately $31,177,000 resulted in a surplus of approximately $1,782,000 after deducting scheduled principal and interest payments of approximately $28,838,000, payments of approximately $473,000 for servicing fees and other expenses, and approximately $83,000 retained to fund the Overcollateralization Account established under the Notes's indenture. This surplus will be applied toward future payments on the Notes. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

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

                              PART II
                         OTHER INFORMATION

Item 1. Legal Proceedings.

Voter Initiative

As previously discussed under the caption "RECENT DEVELOPMENTS" VOTER INITIATIVE" in the Prospectus Supplement dated December 4, 1997 (the "Prospectus") for the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, Rate Reduction Certificates, Series 1997-1 (the "Certificates"), certain California groups had previously submitted to the California State Attorney General a proposed ballot initiative (the "Voter Initiative") relating to the Certificates, which were issued in December 1997.

In June 1998 a coalition of consumer groups received verification that its Voter Initiative received the needed signatures to qualify for the November 1998 California ballot. The Voter Initiative seeks to amend or repeal Assembly Bill 1890, Chapter 854, California Statutes of 1996 (as amended, the "Statute") in various respects, including requiring utilities to provide a 10% reduction in electricity rates charged to residential and small commercial customers in addition to the 10% rate reduction that was effect as of January 1, 1998. Among other things, the Voter Initiative would prohibit a utility from collecting the separate nonbypassable charges payable by residential and small commercial customers (the "FTA Charges") for the payment of rate reduction bonds, such as the Certificates or, if such a prohibition were found to be unenforceable by a court of competent jurisdiction, require the utility to offset any such FTA Charge by crediting back to the customer the amount of such charge. In addition, the Voter Initiative states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997. . . shall be deemed to have notice of the [Voter Initiative]."

In May 1998 a statewide coalition of California's investor-owned electric utilities and business groups known as "Californians for Affordable and Reliable Electric Services (CARES)" filed a lawsuit with the Third District Court of Appeal to block the initiative. On July 2, 1998 the Third District Court of Appeal issued a one-sentence order refusing to grant review of the lawsuit prior to the November balloting. On July 6, 1998 the CARES coalition filed a petition in the California Supreme Court seeking to overturn the Third District Court of Appeal's denial. On July 16, 1998 the California Supreme Court rejected the CARES petition.

As stated in the Prospectus Supplement under the caption "RECENT DEVELOPMENTS - VOTER INITIATIVE," and in the Prospectus dated
December 4, 1997 for the Certificates under the caption "RISK FACTORS" Unusual Nature of the Transition Property " Possible State
Amendment or Repeal of the Statute and Related Litigation," in connection with the issuance of the Certificates, Brown & Wood LLP provided an opinion that, under applicable United States and State of California constitutional principles relating to the impairment of contracts, the State of California could not repeal or amend the Statute (by way of legislative process or California voter initiative) if such repeal or amendment would substantially impair the rights of the Certificateholders, absent a demonstration by the State of California of a "great public calamity" that justifies a contractual impairment. There have been numerous cases in which legislative or popular concerns with the burden of taxation or government charges have led to adoption of legislation reducing or eliminating taxes or charges which supported bonds or other contractual obligations entered into by public instrumentalities. However, such concerns have not been considered by the courts to provide sufficient justification for a substantial impairment of the security for such bonds or obligations provided by the taxes or governmental charges involved. Brown & Wood LLP opined further in connection with the issuance of the Certificates that knowledge of the pendency of a proposed voter initiative by prospective Certificateholders should not diminish the protection afforded by the contracts clause of the United States Constitution (and, by analogy, the Constitution of the State of California). The opinions of Brown
& Wood LLP were based upon analogous case law; none of such cases addresses these particular circumstances directly. The opinions of Brown & Wood LLP have not been reissued since the Certificates were issued and do not constitute a guarantee of the outcome of any particular litigation.

The passage of the Voter Initiative could have a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. The refusal of the Third District Court of Appeal and California Supreme Court to grant review of the CARES petition could have a further material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Such rulings did not represent rulings on the merits of the arguments presented; rather, the rulings were decisions by the courts not to consider the merits of the petition prior to the November balloting. If the Voter Initiative is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted average lives thereof. In addition, if the Voter Initiative were to be voted into law and be upheld by the courts, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and the weighted average lives thereof, and the holders of the Certificates could incur a loss on their investment.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 1998 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

       3.1 Certificate of Formation (1)
       3.2 Limited Liability Company Agreement (1)
       3.3 Amended and Restated Limited Liability Company
           Agreement (1)
       4.1 Note Indenture (2)
       4.2 Amended and Restated Declaration and Agreement of Trust (1)
       4.3 Series Supplement (2)
       4.4 Form of Note (1)
       4.5 First Supplement Trust Agreement (2)
       4.6 Form of Rate Reduction Certificate (2)
      10.1 Transition Property Purchase and Sale Agreement (2)
      10.2 Transition Property Servicing Agreement (2)
      10.3 Note Purchase Agreement (2)
      10.4 Fee and Indemnity Agreement (2)
      27.1 Financial Data Schedule for the quarter ended
           June 30, 1998
      99.1 Quarterly Servicer's Certificate dated June 18, 1998

-------------------------
(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the
    Commission on December 23, 1997.

-------------------------

   (b) Reports on Form 8-K:

      A Current Report on Form 8-K was filed on July 8, 1998 to announce the completion of the merger between Pacific
Enterprises and Enova Corporation, parent of SDG&E, and to announce the qualification of the Voter Initiative for the November 1998 ballot.

      A Current Report on Form 8-K was filed on July 27, 1998 to announce the California Supreme Court denial of a petition to remove the Voter Initiative from the November ballot.

                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: August 14, 1998             By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer