Form 10-Q
period 1998-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1998-11-02
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                  September 30, 1998
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Item 1.  Financial Statements

                      SDG&E FUNDING LLC
  STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (Unaudited)
                   (In thousands of dollars)

                                   Three Months            Nine Months
                                Ended September 30,    Ended September 30,
                                       1998                   1998
                                ------------------     -------------------
INCOME
------

   Interest income                       $ 9,652            $31,381
   Other income                              273                828
                                          ------             ------
       Total Income                        9,925             32,209
                                          ------             ------
EXPENSES
--------

   Interest expense                        9,760             31,730
   Amortization of deferred financing        164                479
      costs
   Other expenses                              1                  3
                                          ------             ------
       Total Expenses                      9,925             32,212
                                          ------             ------
       NET LOSS                                0                 (3)

Member's equity, beginning of period        3,290              3,293
                         					            ------             ------

MEMBER'S EQUITY AT SEPTEMBER 30, 1998    $ 3,290           $  3,290
                                          ======             ======




See notes to financial statements.






                     SDG&E FUNDING LLC
                       BALANCE SHEET
                  (In thousands of dollars)

                                    September 30,      December 31,
                                         1998              1997
                                     (Unaudited)
                                    -------------      ------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents            $     565          $   2,427
   Interest receivable                         --                  8
   Current portion of
      transition property                  65,800             65,800
                                        ---------          ---------
      Total Current Assets                 66,365             68,235

Noncurrent Assets:
   Transition property                    542,894            585,204
   Deferred financing costs                 6,066              4,920
   Restricted funds                         7,390              3,190
                                        ---------          ---------

      TOTAL ASSETS                      $ 622,715          $ 661,549
                                        =========          =========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                    $  65,800          $  65,800
   Accounts payable and
      accrued expenses                      3,735                256
                                        ---------          ---------
      Total Current Liabilities            69,535             66,056

Long-term debt                            549,890            592,200
                                        ---------          ---------
      Total Liabilities                   619,425            658,256

Member's Equity                             3,290              3,293
                                        ---------          ---------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                   $ 622,715          $ 661,549
                                        =========          =========

See notes to financial statements.







                    SDG&E FUNDING LLC
            STATEMENT OF CASH FLOWS (Unaudited)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (In thousands of dollars)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $         (3)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Amortization of deferred financing costs              479
         Decrease in interest receivable                         8
         Increase in accounts payable and
           accrued expenses                                  3,479
                                                            ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,963
                                                            ------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Collection of transition property from SDG&E             42,310
   Payments on long-term debt                              (42,310)
   Incurrence of deferred financing costs                   (1,625)
   Increase in restricted funds                             (4,200)
                                                            -------

      NET CASH USED BY FINANCING ACTIVITIES                 (5,825)
                                                            -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,862)

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997               2,427
                                                            -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1998            $   565
                                                           ========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                        $31,202
                                                            =======

See notes to financial statements.






Notes to Financial Statements
-----------------------------


1.  Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Enova Corporation. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1997 Annual Report on Form 10-K and its Quarterly Reports on 10-Q for the three months ended March 31, 1998 and for the three months ended June 30, 1998.

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

Since SDG&E Funding LLC is a single-member, limited- liability company, all of its federal income tax effects and its material
State of California franchise tax effects accrue to SDG&E.

2.  Voter Initiative

As previously discussed under the caption "RECENT DEVELOPMENTS_VOTER INITIATIVE" in the Prospectus Supplement dated December 4, 1997 (the "Prospectus") for the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, Rate Reduction Certificates, Series 1997-1 (the "Certificates"), certain California groups had previously submitted to the California State Attorney General a proposed ballot initiative (the "Voter Initiative") relating to the Certificates, which were issued in December 1997.

In June 1998 a coalition of consumer groups received verification that its Voter Initiative received the needed signatures to qualify for the November 3, 1998 California ballot. The Voter Initiative seeks to amend or repeal Assembly Bill 1890, Chapter 854, California Statutes of 1996 (as amended, the "Statute") in various respects, including requiring utilities to provide a 10% reduction in electricity rates charged to residential and small commercial customers in addition to the 10% rate reduction that was effect as of January 1, 1998. Among other things, the Voter Initiative would prohibit a utility from collecting the separate nonbypassable charges payable by residential and small commercial customers (the "FTA Charges") for the payment of rate reduction bonds, such as the Certificates or, if such a prohibition were found to be unenforceable by a court of competent jurisdiction, require the utility to offset any such FTA Charge by crediting back to the customer the amount of such charge. In addition, the Voter Initiative states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997. . . shall be deemed to have notice of the [Voter Initiative]."

As stated in the Prospectus Supplement under the caption "RECENT DEVELOPMENTS - VOTER INITIATIVE," and in the Prospectus dated December 4, 1997 for the Certificates under the caption "RISK FACTORS
- Unusual Nature of the Transition Property - Possible State Amendment or Repeal of the Statute and Related Litigation," in connection with the issuance of the Certificates, Brown & Wood LLP provided an opinion that, under applicable United States and State of California constitutional principles relating to the impairment of contracts, the State of California could not repeal or amend the Statute (by way of legislative process or California voter initiative) if such repeal or amendment would substantially impair the rights of the Certificateholders, absent a demonstration by the State of California of a "great public calamity" that justifies a contractual impairment. There have been numerous cases in which legislative or popular concerns with the burden of taxation or government charges have led to adoption of legislation reducing or eliminating taxes or charges which supported bonds or other contractual obligations entered into by public instrumentalities. However, such concerns have not been considered by the courts to provide sufficient justification for a substantial impairment of the security for such bonds or obligations provided by the taxes or governmental charges involved. Brown & Wood LLP opined further in connection with the issuance of the Certificates that knowledge of the pendency of a proposed voter initiative by prospective Certificateholders should not diminish the protection afforded by the contracts clause of the United States Constitution (and, by analogy, the Constitution of the State of California). The opinions of Brown & Wood LLP were based upon analogous case law; none of such cases addresses these particular circumstances directly. The opinions of Brown & Wood LLP have not been reissued since the Certificates were issued and do not constitute a guarantee of the outcome of any particular litigation.

The passage of the Voter Initiative could have a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. If the Voter Initiative (also known as Proposition 9) is approved by the voters, SDG&E and the other California investor-owned utilities (IOUs) have stated in a letter to SDG&E Funding LLC and the corresponding affiliates of the other IOUs, respectively, their intentions to comply with their obligations under section 5.02(d) of the Transition Property Servicing Agreement by "tak[ing] such legal or administrative actions...as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the Statute or the Financing Order or the rights of holders of Transition Property by legislative enactment, voter initiative or constitutional amendment that would be adverse to Certificateholders." Accordingly, if the Voter Initiative is approved by the voters, SDG&E intends to commence litigation immediately to cause section 840.1 (the section of California law that would result from the passage of the Voter Initiative) declared unconstitutional. If the Voter Initiative is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted average lives thereof. In addition, if the Voter Initiative were to be voted into law and be upheld by the courts, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and the weighted average lives thereof, and the holders of the Certificates could incur a loss on their investment.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations for SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1, above, and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1997 and the Note Issuer's Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and for the three months ended June 30, 1998.

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

During the three- and nine-month periods ended September 30, 1998 the income generated from the Transition Property was $10 million and $32 million, respectively. Interest expense of $10 million and $32 million, respectively, relates to interest on the Notes and the amortization of debt-issuance costs.

Collections of FTA Charges are currently meeting expectations and were sufficient to pay all scheduled payments on the Notes and related expenses for the Note payment due September 25, 1998. For the third quarter of 1998 collections of approximately $32,018,000 resulted in a surplus of approximately $1,172,000 after deducting scheduled principal and interest payments of approximately $30,302,000, payments of approximately $460,000 for servicing fees and other expenses, and approximately $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. This surplus will be applied toward future payments on the Notes. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's systems to be unable to recognize the year 2000, SDG&E is in the process of an extensive evaluation of its computer systems and an enterprise-wide date-conversion project. For additional information on SDG&E's Year 2000 project, see SDG&E's Quarterly Report on Form 10-Q for the three months ended September 30, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 2 regarding the Voter Initiative.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 1998 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.





Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

       3.1 Certificate of Formation (1)
       3.2 Limited Liability Company Agreement (1)
       3.3 Amended and Restated Limited Liability Company
           Agreement (1)
       4.1 Note Indenture (2)
       4.2 Amended and Restated Declaration and Agreement of Trust (1)
       4.3 Series Supplement (2)
       4.4 Form of Note (1)
       4.5 First Supplement Trust Agreement (2)
       4.6 Form of Rate Reduction Certificate (2)
      10.1 Transition Property Purchase and Sale Agreement (2)
      10.2 Transition Property Servicing Agreement (2)
      10.3 Note Purchase Agreement (2)
      10.4 Fee and Indemnity Agreement (2)
      27.1 Financial Data Schedule for the quarter ended
           September 30, 1998
      99.1 Quarterly Servicer's Certificate dated September 25, 1998

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

	A Current Report on Form 8-K was filed on October 6, 1998 to reaffirm certain commitments relative to SDG&E Funding LLC regarding the Voter Initiative.





                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: October 30, 1998             By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer