Form 10-K
period 1998-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1999-03-31
CIK 1041864

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
___________ TO _____________

                  COMMISSION FILE NUMBER 333-30761

        CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK
                   SPECIAL PURPOSE TRUST SDG&E-1
                    (Issuer of the Certificates)

                         SDG&E FUNDING LLC
(Exact name of registrant as specified in its Certificate of Formation)

DELAWARE                                               95-1184800
-----------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

101 ASH STREET, ROOM 111,
SAN DIEGO, CALIFORNIA                                     92101
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (619) 696-2328

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1 Rate Reduction Certificates, Series 1997-1: Class A-1 5.97% Certificates; Class A-2 6.04% Certificates; Class A-3 6.07% Certificates; Class A-4 6.15% Certificates; Class A-5 6.19% Certificates; Class A-6 6.31% Certificates; Class A-7 6.37% Certificates (maturing serially from 1998 to 2007, and underlying SDG&E Funding LLC Notes of the same respective classes)
-----------------------------------------------------------------------
                          (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 1999 was $0.

                DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.





                               PART I

ITEM 1.  BUSINESS

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

ITEM 2.  PROPERTIES

          The Note Issuer has no tangible properties. Its primary asset is the Transition Property described above in "Item 1. Business." The Trust has no materially important physical properties. Its primary assets are the Notes as described above in "Item 1. Business." Collections related to the Transition Property and the related payments on the Notes in 1998 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

          On October 6, 1997 The Utility Reform Network ("TURN"), a California consumer-advocacy group, filed an application for rehearing with the CPUC seeking rehearing of the Financing Order, alleging that the Financing Order was unlawful on various grounds. The CPUC denied the application for rehearing on October 22, 1997. On November 24, 1997, TURN, Public Media Center, Consumers Union and Harvey Rosenfield filed a petition for writ of review of the Financing Order with the California Supreme Court. In connection with their petition for writ of review, TURN and the other petitioners requested that the California Supreme Court issue an interim writ or order suspending implementation of the Financing Order until such time as the Court resolved the petition for writ of review. On November 25, 1997, Pacific Gas and Electric Company, San Diego Gas & Electric Company and Southern California Edison Company jointly filed an opposition to the request for an interim writ or order suspending implementation of the Financing Order. On December 4, 1997, the California Supreme Court denied both the request for an interim writ or order and the petition for writ of review.

          Various consumer groups filed a voter initiative with the California Attorney General which sought, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, require SDG&E to offset such charges with an equal credit to customers. In February 1998, the California Secretary of State released the title and summary prepared for the proposed initiative by the office of the California Attorney General. The initiative appeared on the November 1998 statewide ballot and was defeated by the voters. If the initiative had been voted into law and been upheld by the courts, it could have had a material adverse effect on the Note Issuer and the holders of the Certificates.

          No other legal proceedings affecting either the Note Issuer or the Trust occurred in 1997 or 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 1997.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by SDG&E. On August 11, 1997, SDG&E transferred $400,000 to the Note Issuer as an initial capital contribution, and SDG&E made capital contributions to the Note Issuer aggregating to $3,290,000. The sale of such membership interest was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 1998, the original principal amount of all series of Notes which then remained outstanding was $592,200,000. As of December 31, 1998, the Note Issuer has not made any distributions to SDG&E. The
Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 26, 1999, there were approximately 100 beneficial holders of Certificates. The Certificates are not registered and do not trade on any established trading market.

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

Class                             Principal Amount Registered     Sale Price
------                            ---------------------------     ----------
Class A-1 Notes and Certificates        $ 65,800,000.00         $ 65,797,058.74
Class A-2 Notes and Certificates          82,639,254.00           82,628,229.92
Class A-3 Notes and Certificates          66,230,948.00           66,218,105.82
Class A-4 Notes and Certificates          65,671,451.00           65,648,886.29
Class A-5 Notes and Certificates          96,537,839.00           96,536,159.24
Class A-6 Notes and Certificates         197,584,137.00          197,544,718.97
Class A-7 Notes and Certificates          83,536,371.00           83,481,128.40
                                        ---------------         ---------------

Total:                                  $658,000,000.00         $657,854,287.38
                                        ===============         ===============


          The net offering proceeds to the Trust were $654,728,789: the $658,000,000 received in the sale of the Certificates less $3,125,498 of underwriting discount and commission, and $145,713 of original issue discount. The Trust used all of the net proceeds from the sale of Certificates to purchase the Notes from the Note Issuer. The net offering proceeds to the Note Issuer were used to purchase the Transition Property. Compensation paid to the independent director of the Note Issuer was $3,800. Other than the payment to the independent director, no additional net offering proceeds were used to pay, either directly or indirectly, any director, officer or affiliate of the Note Issuer.

ITEM 6.   SELECTED FINANCIAL DATA

          Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

          As discussed above under "Item 1. Business", the Note Issuer was established in July 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on December 16, 1997, the Note Issuer issued Notes in order to purchase Transition Property. The Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business).

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

          Collections of FTA Charges are currently meeting expectations. For 1998, collections were sufficient to cover scheduled payments on the Notes and related expenses. Excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

     The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's system to be unable to recognize the year 2000, SDG&E is in the process of an extensive evaluation of its computer systems and an enterprise-wide date-conversion project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable to the Note Issuer or the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on page 10 of this Annual Report.

          Since the Trust is a pass-through entity with no assets other than the Notes, financial statements for the Trust are not included. In addition, Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          Not applicable to the Trust.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements.

          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:

            Independent Auditors' Report
            Statements of Operations and Changes in Member's Equity
            Balance Sheets
            Statements of Cash Flows
            Notes to Financial Statements

     2. Financial Statement Schedule.

          None.


     3. Exhibits.

        The following exhibits are filed as a part of this report:

     Exhibit      Description
     -------      -----------

     3.1  Certificate of Formation. (1)
     3.2  Limited Liability Company Agreement. (1)
     3.3  Amended and Restated Limited Liability Company Agreement. (1)
     4.1  Note Indenture. (2)
     4.2  Amended and Restated Declaration and Agreement of Trust. (1)
     4.3  Series Supplement. (2)
     4.4  Form of Note. (1)
     4.5  First Supplemental Trust Agreement. (2)
     4.6  Form of Rate Reduction Certificate. (2)
    10.1  Transition Property Purchase and Sale Agreement. (2)
    10.2  Transition Property Servicing Agreement. (2)
    10.3  Note Purchase Agreement. (2)
    10.4  Fee and Indemnity Agreement. (2)
    23.1  Consent of Deloitte & Touche LLP.
    27.1  Financial Data Schedule.
    99.1  Quarterly Servicer's Certificate dated December 23, 1998.
    ____________________________
(1)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b)  Reports on 8-K.

The Note Issuer and Trust filed a Current Report on Form 8-K dated November 4, 1998, discussing the defeat of the Voter Initiative which sought to amend or repeal California's electric industry restructuring legislation in various respects.


FINANCIAL STATEMENT INDEX



Independent Auditors' Report..............................  11

Statements of Operations and Changes In Member's Equity...  12

Balance Sheets............................................  13

Statements of Cash Flows..................................  14

Notes to Financial Statements.............................  15






INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

     We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 1998 and 1997, and the related statements of operations and changes in member's equity and cash flows for the period from July 1, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the period from July 1, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
January 27, 1999




                         SDG&E FUNDING LLC
        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                     (In thousands of dollars)


                                                   For the Period
                                 For the           From Inception
                                Year Ended        (July 1, 1997) to
                                December 31,        December 31,
                                    1998                1997
                                --------------     --------------
INCOME
------

   Interest income                 $40,907           $      8
   Other income                      1,122                 --
                                   -------            -------
      Total Income                  42,029                  8
                                   -------            -------
EXPENSES
--------

   Interest expense                 41,366                 --
   Amortization of deferred
     financing costs                   642                 --
   Other expenses                       24                  5
                                   -------            -------
       Total Expenses               42,032                  5
                                   -------            -------
       NET(LOSS)INCOME                  (3)                 3

Member's equity, beginning
  of period                          3,293              3,290
                                   -------            -------

MEMBER'S EQUITY, DECEMBER 31      $  3,290           $  3,293
                                   =======            =======



See notes to financial statements.




                      SDG&E FUNDING LLC
                        BALANCE SHEETS
                   (In thousands of dollars)


Balance at December 31               1998              1997
                                --------------     --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents      $    565           $  2,427
   Interest receivable                  --                  8
   Current portion of
      transition property           65,800             65,800
                                --------------     --------------
Total Current Assets                66,365             68,235

Noncurrent Assets:
   Transition property             519,404            585,204
   Deferred financing costs          5,902              4,920
   Restricted funds                  9,939              3,190
                                --------------     --------------

      TOTAL ASSETS               $ 601,610          $ 661,549
                                ==============     ==============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt             $  65,800          $  65,800
   Accounts payable and
      accrued expenses               6,120                256

                               --------------     --------------
Total Current Liabilities           71,920             66,056

Long-term debt                     526,400            592,200
                                --------------     --------------
Total Liabilities                  598,320            658,256

Member's Equity                      3,290              3,293
                                --------------     --------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY          $   601,610          $ 661,549

                                ==============     ==============

See notes to financial statements.


                             SDG&E FUNDING LLC
                          STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                                                      For the Period
                                                     For the          From Inception
                                                    Year Ended       (July 1, 1997) to
                                                    December 31,        December 31,
                                                        1998                1997
                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income                                        $    (3)         $     3
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Amortization of deferred financing costs            642               --
         Decrease (increase) in interest receivable            8               (8)
         Increase in accounts payable and
           accrued expenses                                5,864              256
                                                          ------           ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES            6,511              251
                                                          ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of underlying notes                 --          654,729
   Equity contribution from San Diego Gas & Electric          --            3,290
   Collection of transition property from SDG&E           65,800               --
   Payments on long-term debt                            (65,800)              --
   Incurrence of deferred financing costs                 (1,624)          (1,649)
   Increase in restricted funds                           (6,749)          (3,190)
                                                          -------         --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (8,373)         653,180
                                                          -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of transition property                           --         (651,004)
                                                        --------          --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS       (1,862)           2,427

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,427               --
                                                        --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      565         $  2,427
                                                        ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments                                  $   40,757         $     --
                                                        ========          ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Debt-issuance costs deducted from the note proceeds        --         $  3,125
                                                        ========          ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A. Nature of Operations

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding), a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (San Diego Gas & Electric), a provider of electric and natural gas services. San Diego Gas & Electric is a wholly owned subsidiary of Sempra Energy. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the Underlying Notes) intended to support a 10-percent electric-rate reduction. This reduction is provided to San Diego Gas & Electric's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

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

SDG&E Funding is legally separate from San Diego Gas & Electric. The assets of SDG&E Funding are not available to creditors of San Diego Gas & Electric or Sempra Energy. SDG&E Funding will cease to exist upon the maturation or retirement of the Underlying Notes.

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

C. Long Term Debt

In December 1997, SDG&E Funding issued $658 million of the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust (the Trust). The Trust, in turn, issued pass-through certificates known as "rate-reduction bonds" with a original principal amount equal to the original principal amount of the Underlying Notes. SDG&E Funding used the proceeds from the Underlying Notes to purchase the Transition Property from San Diego Gas & Electric.

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

              Scheduled                       1998          1997
               Maturity          Interest    Amount        Amount
Class           Date               Rate     (Dollars in thousands)
---------------------------------------------------------------------
A-1         December 26, 1998     5.97%        --        $ 65,800
A-2         March 25, 2000        6.04%    $ 82,639        82,639
A-3         March 25, 2001        6.07%      66,231        66,231
A-4         March 25, 2002        6.15%      65,672        65,672
A-5         September 25, 2003    6.19%      96,538        96,538
A-6         September 25, 2006    6.31%     197,584       197,584
A-7         December 26, 2007     6.37%      83,536        83,536
                                          -----------   ----------
                                            592,200       658,000
Less Current Portion                        (65,800)      (65,800)
                                          -----------   -----------
Long-Term Debt                             $526,400      $592,200
                                          ===========   ===========

The carrying amounts and fair values of the Underlying Notes are $592 million and $607 million, respectively, at December 31, 1998, and $658 million each at December 31, 1997. The fair values of the Underlying Notes are estimated based on quoted market prices for them or for similar issues.

The source of repayment is a nonbypassable charge authorized by the CPUC. This nonbypassable charge is collected by San Diego Gas & Electric, as Servicer, from its residential and small commercial customers. Collections of the nonbypassable charge are deposited on a monthly basis by San Diego Gas & Electric in an account maintained by the trustee (Bankers Trust Company). Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service will be returned to SDG&E Funding.



D. Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, San Diego Gas & Electric, as Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the nonbypassable charge from electric customers on behalf of SDG&E Funding. SDG&E Funding pays a servicing fee equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from San Diego Gas & Electric's customers.

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

E. 1998 Quarterly Financial Data (Unaudited)

                                       Quarter ended
                       -----------------------------------------------
Dollars in millions     March 31   June 30   September 30  December 31
----------------------------------------------------------------------
Income                 $ 12,112    $ 10,172    $  9,925     $  9,820

Expenses                 12,115      10,172       9,925        9,820
                       -----------------------------------------------
Net income (loss)      $ (    3)   $      0    $      0     $      0
                       ===============================================






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


Signature                    Title                           Date
----------                   -----                           ----


/s/ Charles A. McMonagle    President, Chief Executive   March 31, 1999
-------------------------   Officer and Director
Charles A. McMonagle


/s/ James P. Trent          Chief Financial Officer,     March 31, 1999
------------------------    Chief Accounting Officer
James P. Trent              and Director


/s/ Donald J. Puglisi       Director                     March 31, 1999
------------------------
Donald J. Puglisi


17

18