Form 10-Q
period 1999-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1999-05-14
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                      March 31, 1999
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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





                             PART I

Item 1. Financial Statements.


                         SDG&E FUNDING LLC
    STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (unaudited)
                       (Dollars in thousands)


                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999         1998
                                                 ----------------------

INCOME
------

   Interest income                               $ 9,075      $11,829
   Other income                                      274          283
                                                 -------      -------
      Total Income                                 9,349       12,112
                                                 -------      -------
EXPENSES
--------

   Interest expense                                9,184       11,963
   General & administrative expenses                 165          152
                                                 -------      -------
      Total Expenses                               9,349       12,115
                                                 -------      -------
      NET LOSS                                        --           (3)

Member's equity at December 31                     3,290        3,293
                                                 -------      -------

MEMBER'S EQUITY AT MARCH 31                      $ 3,290      $ 3,290
                                                 =======      =======









See note to financial statements.


		                                                     SDG&E FUNDING LLC
                                  BALANCE SHEETS
                              (Dollars in thousands)



                                       March 31,         December 31,
                                         1999               1998
                                     (unaudited)
                                     -----------      --------------

ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565    $           565
   Current portion of
    transition property                    65,800             65,800
                                     -------------      -------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    499,766            519,404
   Deferred financing costs                 5,738              5,902
   Restricted funds                        12,543              9,939
                                     -------------      -------------

      TOTAL ASSETS                      $ 584,412          $ 601,610
                                     =============      =============


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                    $  65,800          $  65,800
   Accounts payable and
      accrued expenses                      8,561              6,120
                                     -------------       -----------
      Total Current Liabilities            74,361             71,920

Long-term debt                            506,761            526,400
                                     -------------       -----------
      Total Liabilities                   581,122            598,320

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  584,412          $ 601,610
                                     =============       ===========

See note to financial statements.




                           SDG&E FUNDING LLC
                 STATEMENTS OF CASH FLOWS (unaudited)
                         (Dollars in thousands)

                                                      Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1999         1998
                                                    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    --   $    (3)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Interest receivable                              --         8
         Amortization of deferred financing costs        164       150
         Increase in accounts payable and
           accrued expenses                            2,441       701
                                                     --------  --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES        2,605       856
                                                     --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E       19,638     3,168
   Payments on long-term debt                        (19,639)   (3,168)
   Incurrence of deferred financing costs                 --    (1,099)
   Increase in restricted funds                       (2,605)   (1,082)
                                                     --------  --------

      NET CASH USED BY FINANCING ACTIVITIES           (2,604)   (2,181)
                                                     --------  --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                 --    (1,325)

CASH AND CASH EQUIVALENTS AT DECEMBER 31                 565     2,427
                                                     --------  --------
CASH AND CASH EQUIVALENTS AT MARCH 31                $   565   $ 1,102
                                                     ========  ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                 $ 9,204   $11,286
                                                     ========  ========







See note to financial statements.


Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1998 Annual Report on Form 10-K.

SDG&E Funding LLC believes that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim period. All material adjustments are of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

SDG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing Transition Property. Notes are SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (presented in the financial statements as "Long-Term Debt"), secured by the Transition Property and other, limited collateral. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property") from a nonbypassable charge ("FTA Charges") levied on residential electric customers and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission (CPUC) pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, all of its federal income tax effects and its material State of California franchise tax effects accrue to SDG&E.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above, and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1998.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the "Transition Property") and issuing notes secured by the Transition Property and other limited collateral, and related activities. Accordingly, operating statement effects are limited primarily to income generated from the Transition Property, interest expense on the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), and incidental investment interest income. The Note Issuer pays servicing fees to SDG&E. These servicing fees are offset by the investment earnings on the monthly remittances from SDG&E. The investment earnings are not expected to fully offset servicing expenses payable to SDG&E.

Collections of FTA Charges are currently meeting expectations and were sufficient to pay all scheduled payments on the Notes and related expenses for the Note payment due March 25, 1999. For the first quarter of 1999, collections of $31,844,000 resulted in a surplus of $2,523,000 after deducting scheduled principal and interest payments of $28,842,000, payments of $396,000 for servicing fees and other expenses, and $83,000 retained to fund the Overcollateralization Account established under the Notes' indenture. This surplus will be applied toward future payments on the Notes. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's systems to be unable to recognize the year 2000, SDG&E is in the process of an extensive evaluation of its computer systems and an enterprise-wide date-conversion project. For additional information on SDG&E's Year 2000 project, see SDG&E's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.




                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 1999 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      27.1 Financial Data Schedule for the quarter ended March 31, 1999

      99.1 Quarterly Servicer's Certificate dated March 15, 1999

   (b) Reports on 8-K:

       None.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: May 14, 1999               By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer





8