Form 10-Q
period 1999-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 1999-08-12
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                      June 30, 1999
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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
                           (Dollars in thousands)

                                 Three Months Ended            Six Months Ended
                                      June 30,                      June 30,
                               -----------------------      ----------------------
                                  1999         1998            1999         1998
                               -----------------------      ----------------------
INCOME
------

   Interest income               $8,689       $ 9,900        $17,764      $21,729
   Other income                     276           272            550          555
                                 ------        ------        -------      -------
      Total Income                8,965        10,172         18,314       22,284
                                 ------        ------        -------      -------
EXPENSES
--------

   Interest expense               8,797        10,007         17,981       21,970
   General and administrative       168           165            333          317
                                 ------       -------        -------      -------
      Total Expenses              8,965        10,172         18,314       22,287
                                 ------       -------        -------      -------
      NET LOSS                       --            --             --           (3)

Member's equity,
 beginning of period              3,290         3,290          3,290        3,293
                                 ------       -------        -------      -------

MEMBER'S EQUITY AT JUNE 30       $3,290       $ 3,290        $ 3,290      $ 3,290
                                 ======       =======        =======      =======









See note to financial statements.


		                                                     SDG&E FUNDING LLC
                                  BALANCE SHEETS
                              (Dollars in thousands)


                                       June 30,         December 31,
                                         1999               1998
                                     (unaudited)
                                     -----------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565    $           565
   Current portion of
    transition property                    65,800             65,800
                                     -------------      -------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    485,791            519,404
   Deferred financing costs                 5,574              5,902
   Restricted funds                        12,265              9,939
                                     -------------      -------------

      TOTAL ASSETS                      $ 569,995          $ 601,610
                                     =============      =============


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                    $  65,800          $  65,800
   Accounts payable and
      accrued expenses                      8,118              6,120
                                     -------------       -----------
      Total Current Liabilities            73,918             71,920

Long-term debt                            492,787            526,400
                                     -------------       -----------
      Total Liabilities                   566,705            598,320

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  569,995          $ 601,610
                                     =============       ===========

See note to financial statements.

                           SDG&E FUNDING LLC
                 STATEMENTS OF CASH FLOWS (unaudited)
                         (Dollars in thousands)
                                                       Six Months Ended
                                                           June 30,
                                                    --------------------
                                                      1999         1998
                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    --   $    (3)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Interest receivable                              --         8
         Amortization of deferred financing costs        328       315
         Increase in accounts payable and
           accrued expenses                            1,998     2,390
                                                     --------  --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES        2,326     2,710
                                                     --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E       33,613    21,867
   Payments on long-term debt                        (33,613)  (21,867)
   Incurrence of deferred financing costs                 --    (1,625)
   Increase in restricted funds                       (2,326)   (2,947)
                                                     --------  --------

      NET CASH USED BY FINANCING ACTIVITIES           (2,326)   (4,572)
                                                     --------  --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                 --    (1,862)

CASH AND CASH EQUIVALENTS AT DECEMBER 31                 565     2,427
                                                     --------  --------
CASH AND CASH EQUIVALENTS AT JUNE 30                $    565   $   565
                                                     ========  ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                 $18,111   $21,653
                                                     ========  ========


See note to financial statements.



Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1998 Annual Report on Form 10-K and its Quarterly Report on 10-Q for the three months ended March 31, 1999.

SDG&E Funding LLC believes that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above, and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1998 and the Note Issuer's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

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

Collections of FTA Charges are currently meeting expectations and were sufficient to pay all scheduled payments on the Notes and related expenses for the Note payment due June 25, 1999. For the second quarter of 1999, collections of $22,988,000 resulted in an undercollection of $360,000 after deducting scheduled principal and interest payments of $22,882,000, payments of $384,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollection was deducted from the previous surplus collections. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. While there is the potential for SDG&E's systems to be unable to recognize the year 2000, SDG&E has completed an extensive evaluation of its computer systems and an enterprise-wide date-conversion project. For additional information on SDG&E's Year 2000 project, see SDG&E's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.




                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 1999 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      27.1 Financial Data Schedule for the quarter ended June 30,
           1999

      99.1 Quarterly Servicer's Certificate dated June 16, 1999

   (b) Reports on 8-K:

       None.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: August 11, 1999             By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer