Form 10-K
period 1999-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2000-03-30
CIK 1041864

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2000 was $0.

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

          The only material business conducted by the Note Issuer has been the acquisition of Transition Property and the issuance on December 16, 1997 of $658,000,000 in principal amount of the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), with scheduled maturities ranging from one year to ten years and final maturities ranging from three to twelve years. The specific interest rate and maturity of each class of Notes is specified in Note C of the Notes to Financial Statements herein. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

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

ITEM 2.  PROPERTIES

          The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 1999 and 1998 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 1999.


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

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 1999, the original principal amount of all series of Notes which then remained outstanding was $526,400,000. As of December 31, 1999, the Note Issuer has not made any distributions to SDG&E. The
Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 27, 2000, there were approximately 100 beneficial holders of Certificates. The Certificates are not registered and do not trade on any established trading market.

(b) The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30761 on Form S-3, as filed with the Securities and Exchange Commission (the "Commission") on November 21, 1997 (the "Registration Statement") for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 4, 1997. Certificates in the aggregate amount of $658,000,000 were sold on December 16, 1997. In connection with the offering of the Certificates, Morgan Stanley, Inc. and Lehman Brothers Inc. acted as the managing underwriters. The Trust purchased the Notes from the Note Issuer on December 16, 1997, pursuant to a private sale in the aggregate amount of $658,000,000. Notes and Certificates in the aggregate principal amount of $800,000,000 were authorized and $658,000,000 have been offered and sold to date. All of the Notes offered in the sale were purchased. The amount of each class of Notes and Certificates registered and the respective sale prices, which exclude the original issue discount, are as follows:


                                                                  Sale Price
Class                                Principal Amount Sold     (Net of Discount)
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

ITEM 6.   SELECTED FINANCIAL DATA

          Omitted pursuant to Instruction I ("Omission of Information by Certain Wholly Owned Subsidiaries") of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

          As discussed above under "Item 1. Business", the Note Issuer was established in July 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on December 16, 1997, the Note Issuer issued Notes in order to purchase Transition Property. The Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1.

          The Note Issuer expects to use collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset (1) interest expense on the Notes, (2) amortization of debt-issuance expenses and the discount on the Notes, and (3) the fees charged by SDG&E for servicing the Transition Property and providing administrative services to the Note Issuer. (These agreements are discussed in greater detail in Note D to the Financial Statements attached hereto.)

          Collections of FTA Charges since inception of the program have met expectations. For 1999, collections of $101,401,000 resulted in an undercollection of $1,526,000 after deducting scheduled principal and interest payments of $101,077,000, payments of $1,521,000 for servicing fees and other expenses, and $329,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollection was deducted from the previous surplus collections. For 1998, collections of $115,360,000 resulted in an overcollection of $6,423,000 after deducting scheduled principal and interest payments of $106,556,000, payments of $2,051,000 for servicing fees and other expenses, and $330,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The remaining excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.

     The Note Issuer has no computer systems of its own and relies on certain systems of SDG&E for information. There were only a few, very minor Year 2000 interruptions to SDG&E's automated systems and applications with suppliers and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable to the Note Issuer or the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on page 10 of this Annual Report.

          Since the Trust is a pass-through entity with no assets other than the Notes, financial statements for the Trust are not included. In addition, Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 1999.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements.

          The following financial statements of the Note Issuer and report of independent auditors are included in Item 8:

            Independent Auditors' Report
            Statements of Operations and Changes in Member's Equity
            Balance Sheets
            Statements of Cash Flows
            Notes to Financial Statements

     2. Financial Statement Schedules.

          None.


     3. Exhibits.

        The following exhibits are filed as a part of this report:

     Exhibit      Description
     -------      -----------

     3.1  Certificate of Formation. (1)
     3.2  Limited Liability Company Agreement. (1)
     3.3  Amended and Restated Limited Liability Company Agreement. (1)
     4.1  Note Indenture. (2)
     4.2  Amended and Restated Declaration and Agreement of Trust. (1)
     4.3  Series Supplement. (2)
     4.4  Form of Note. (1)
     4.5  First Supplemental Trust Agreement. (2)
     4.6  Form of Rate Reduction Certificate. (2)
    10.1  Transition Property Purchase and Sale Agreement. (2)
    10.2  Transition Property Servicing Agreement. (2)
    10.3  Note Purchase Agreement. (2)
    10.4  Fee and Indemnity Agreement. (2)
    23.1  Consent of Deloitte & Touche LLP.
    27.1  Financial Data Schedule.
    99.1  Quarterly Servicer's Certificate dated December 13, 1999.
    ____________________________
(1)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b)  Reports on 8-K.

There were no reports on Form 8-K filed after September 30, 1999.


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






INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

     We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 1999 and 1998, and the related statements of operations and changes in member's equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from July 1, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from July 1, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2000




                         SDG&E FUNDING LLC
        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                     (In thousands of dollars)


                                                             For the Period
                                 For the        For the    From July 1, 1997
                                Year Ended     Year Ended    (Inception) to
                                December 31,   December 31,    December 31,
                                   1999           1998            1997
                               -------------   ------------  ---------------
INCOME
------
   Interest income                $34,774         $40,907       $      8
   Other income                     1,109           1,122             --
                                   ------         -------        -------
      Total Income                 35,884          42,029              8
                                   ------         -------        -------
EXPENSES
--------
   Interest expense                35,210      	   41,366             --
   Amortization of deferred
    financing costs                   656             642             --
   Other expenses                      18              24              5
                                   ------          -------       -------
      Total Expenses               35,884          42,302              5
                                   ------          -------       -------
       NET(LOSS)INCOME                 --              (3)             3


Member's equity, beginning
   of period                        3,290           3,293          3,290
                                   ------          ------        -------

MEMBER'S EQUITY, DECEMBER 31      $ 3,290         $ 3,290        $ 3,293
                                   ======          ======        =======



See notes to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEETS
                   (In thousands of dollars)

At December 31                          1999              1998
                                   -------------      --------------
ASSETS
-------
Current Assets:
   Cash and cash equivalents         $        565    $           565
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    453,604            519,404
   Deferred financing costs                 5,246              5,902
   Restricted funds                         8,741              9,939
                                     -------------      -------------

      TOTAL ASSETS                      $ 533,956          $ 601,610
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
Current Liabilities:
   Current portion of
      long-term debt                    $  65,800          $  65,800
   Accounts payable and
      accrued expenses                      4,266              6,120
                                     -------------       -----------
      Total Current Liabilities            70,066             71,920

Long-term debt                            460,600            526,400
                                     -------------       -----------
      Total Liabilities                   530,666            598,320

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                 $   533,956          $ 601,610
                                     =============       ===========

See notes to financial statements.


                             SDG&E FUNDING LLC
                          STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                                                                       For the Period
                                                          For the         For the    from July 1, 1997
                                                        Year Ended      Year Ended    (Inception) to
                                                        December 31,    December 31,    December 31,
                                                           1999            1998             1997
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)Income                                       $      --          $   (3)         $     3
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Amortization of deferred financing costs              656             642               --
       Decrease (increase) in interest receivable             --               8               (8)
       Increase (decrease) in accounts payable and
         accrued expenses                                 (1,854)          5,864              256
                                                           ------          -----             -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES           (1,198)          6,511              251
                                                           ------          -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of underlying notes                 --              --          654,729
   Equity contribution from San Diego Gas & Electric          --              --            3,290
   Collection of transition property from SDG&E           65,800          65,800               --
   Payments on long-term debt                            (65,800)        (65,800)              --
   Incurrence of deferred financing costs                     --          (1,624)          (1,649)
   Decrease (increase) in restricted funds                 1,198          (6,749)          (3,190)
                                                         -------          -------          -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     1,198          (8,373)         653,180
                                                         -------          -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of transition property                           --               --        (651,004)
                                                         -------          -------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          --          (1,862)           2,427
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             565           2,427               --
                                                         -------          -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    565        $    565          $ 2,427
                                                        ========          =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments                                    $ 34,668        $ 40,757         $     --
                                                        ========         ========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Debt-issuance costs deducted from the note proceeds  $     --        $      --         $ 3,125
                                                        ========         ========        =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A. Nature of Operations

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding), a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the Underlying Notes) intended to support a 10-percent electric-rate reduction. This reduction is provided to SDG&E's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

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

SDG&E Funding is restricted by its organizational documents from engaging in any other activities. In addition, SDG&E Funding's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of SDG&E in the event that SDG&E becomes subject to such a proceeding.

SDG&E Funding is legally separate from SDG&E. The assets of SDG&E
Funding are not available to creditors of SDG&E or Sempra Energy.
SDG&E Funding will cease to exist upon the maturation or retirement of the Underlying Notes.

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

Income Taxes

SDG&E Funding is a single-member limited-liability company.
Accordingly, all federal income tax effects and all material State of California franchise tax effects of SDG&E Funding's activities accrue to SDG&E.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

C. Long-Term Debt

In December 1997, SDG&E Funding issued $658 million of the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust (the Trust). The Trust, in turn, issued pass-through certificates known as "rate-reduction bonds" with an original principal amount equal to the original principal amount of the Underlying Notes. SDG&E Funding used the proceeds from the Underlying Notes to purchase the Transition Property from SDG&E.

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

              Scheduled                       1999          1998
               Maturity          Interest    Amount        Amount
Class           Date               Rate     (Dollars in thousands)
---------------------------------------------------------------------
A-2         March 25, 2000        6.04%    $ 16,839      $ 82,639
A-3         March 25, 2001        6.07%      66,231        66,231
A-4         March 25, 2002        6.15%      65,672        65,672
A-5         September 25, 2003    6.19%      96,538        96,538
A-6         September 25, 2006    6.31%     197,584       197,584
A-7         December 26, 2007     6.37%      83,536        83,536
                                          -----------   ----------
                                            526,400       592,200
Less current portion                        (65,800)      (65,800)
                                          -----------   -----------
Long-term debt                             $460,600      $526,400
                                          ===========   ===========

The carrying amounts and fair values of the Underlying Notes are $526 million and $511 million, respectively, at December 31, 1999, and $592 million and $607 million, respectively, at December 31, 1998. The fair values of the Underlying Notes are estimated based on quoted market prices for them or for similar issues.

The source of repayment is the nonbypassable charge authorized by the CPUC. This nonbypassable charge is collected by SDG&E, as Servicer, from its residential and small commercial customers. Collections of the nonbypassable charge are deposited on a monthly basis by SDG&E with SDG&E Funding in an account maintained by the trustee (Bankers Trust Company). Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service will be returned to SDG&E Funding.

D. Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, SDG&E, the Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the nonbypassable charge from electric customers on behalf of SDG&E Funding. SDG&E Funding pays a servicing fee equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from SDG&E's customers.

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

E. Quarterly Financial Data (Unaudited)
                                       Quarter ended
                       -----------------------------------------------
Dollars in millions     March 31   June 30   September 30  December 31
----------------------------------------------------------------------
1999
Income                 $  9,349    $  8,965    $  8,849     $  8,721

Expenses                  9,349       8,965       8,849        8,721
                       -----------------------------------------------
Net income (loss)      $      0    $      0    $      0     $      0
                       ===============================================

1998
Income                 $ 12,112    $ 10,172    $  9,925     $  9,820

Expenses                 12,115      10,172       9,925        9,820
                       -----------------------------------------------
Net income (loss)      $     (3)   $      0    $      0     $      0
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


Signature                    Title                           Date
----------                   -----                           ----


/s/ Charles A. McMonagle    President, Chief Executive   March 27, 2000
-------------------------   Officer and Director
Charles A. McMonagle


/s/ James P. Trent          Chief Financial Officer,     March 27, 2000
------------------------    Chief Accounting Officer
James P. Trent              and Director


/s/ Donald J. Puglisi       Director                     March 27, 2000
------------------------
Donald J. Puglisi