Form 10-Q
period 2000-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2000-08-14
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                       June 30, 2000
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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
                          (Dollars in thousands)


                             Three Months Ended           Six Months Ended
                                 June 30,                     June 30,
                             -------------------       --------------------
                               2000       1999           2000        1999
                             -------------------       --------------------
INCOME
------

   Interest income           $ 7,747    $ 8,689        $15,831      $17,764
   Other income                  274        276            548          550
                              ------     ------        -------      -------
      Total Income             8,021      8,965         16,379       18,314
                              ------     ------        -------      -------
EXPENSES
--------

   Interest expense            7,856      8,797         16,049       17,981
   General & administrative      165        168            330          333
                              ------     ------        -------       ------
      Total Expenses           8,021      8,965         16,379       18,314
                              ------     ------        -------       ------
       NET INCOME                 --         --            --           --

Member's equity
   at December 31              3,290      3,290          3,290        3,290
                              ------     ------        -------      -------


MEMBER'S EQUITY AT JUNE 30   $ 3,290    $ 3,290        $ 3,290      $ 3,290
                              ======     ======        =======      =======





See note to financial statements.



                      SDG&E FUNDING LLC
                   BALANCE SHEET (Unaudited)
                    (Dollars in thousands)

                                      June 30,         December 31,
                                        2000               1999
                                    (unaudited)
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565       $        565
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    421,885            453,604
   Deferred financing costs                 4,918              5,246
   Restricted funds                         7,893              8,741
                                     ------------       ------------

      TOTAL ASSETS                   $    501,061       $    533,956
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                      3,090              4,266
                                     ------------       ------------
      Total Current Liabilities            68,890             70,066

Long-term debt                            428,881            460,600
                                     ------------       ------------
      Total Liabilities                   497,771            530,666

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    501,061       $    533,956
                                     ============       ============

See note to financial statements.


                                       SDG&E FUNDING LLC
                                STATEMENT OF CASH FLOWS (Unaudited)
                                     (Dollars in thousands)
                                                                 Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Amortization of deferred financing costs                    328            328
      Increase (decrease) in accounts payable and
         accrued expenses                                       (1,176)         1,998
                                                               -------        -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (848)         2,326
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 31,719         33,613
   Payments on long-term debt                                  (31,719)       (33,613)
   Decrease (increase) in restricted funds                         848         (2,326)
                                                               -------        -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             848         (2,326)
                                                               -------        -------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                 --             --

CASH AND CASH EQUIVALENTS AT DECEMBER 31                           565            565
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT JUNE 30                           $   565        $   565
                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest payments                                           $16,166        $18,111
                                                               =======        =======



See note to financial statements.





Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1999 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

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

SDG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing Transition Property. Notes are SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (presented in the financial statements as "Long-Term Debt"), secured by the Transition Property and other, limited collateral. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property") from nonbypassable charges, frequently referred to as "FTA Charges," levied on residential electric customers and small commercial electric customers. The nonbypassable charges were authorized by the California Public Utilities Commission (CPUC) pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, its federal income tax effects and its State of California franchise tax effects accrue to SDG&E.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above, the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1999 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the "Transition Property") and issuing SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes") secured by the Transition Property and other limited collateral, and related activities. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of the Notes in a public offering.

Operating statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes and incidental investment interest income. The Note Issuer expects to use collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset (1) interest expense on the Notes, (2) amortization of debt-issuance expenses and the discount on the Notes, and (3) the fees charged by SDG&E for servicing the Transition Property and providing administrative services to the Note Issuer.

Collections of FTA Charges (described in the Note to Financial Statements) since inception of the program have met expectations. For the second quarter of 2000, collections of $23,025,000 resulted in an undercollection of $237,000 after deducting scheduled principal and interest payments of $22,835,000, payments of $345,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollection was deducted from the previous surplus collections. The remaining surplus collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.





                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 2000 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      27.1 Financial Data Schedule for the quarter ended June
           30, 2000

      99.1 Quarterly Servicer's Certificate dated June 20, 2000

   (b) Reports on 8-K:

       There were no reports on Form 8-K filed after December 31, 1999.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: August 14, 2000             By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer