Form 10-Q
period 2000-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2000-11-13
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    September 30, 2000
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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
                          (Dollars in thousands)


                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                -------------------     --------------------
                                  2000       1999         2000        1999
                                -------------------     --------------------
INCOME
------

   Interest income               $7,608     $8,575        $23,439     $26,339
   Other income                     274        274            822         824
                                 ------     ------        -------     -------
      Total Income                7,882      8,849         24,261      27,163
                                 ------     ------        -------     -------
EXPENSES
--------

   Interest expense               7,716      8,683         23,765      26,664
   General and administrative       166        166            496         499
                                 ------     ------        -------      ------
      Total Expenses              7,882      8,849         24,261      27,163
                                 ------     ------        -------      ------
       NET INCOME                    --         --             --          --


Member's equity at December 31    3,290      3,290          3,290       3,290
                                 ------     ------        -------     -------


Member's equity at September 30  $3,290     $3,290         $3,290      $3,290
                                 ======     ======        =======     =======






See note to financial statements.



                      SDG&E FUNDING LLC
                   BALANCE SHEET (Unaudited)
                    (Dollars in thousands)

                                   September 30,       December 31,
                                        2000               1999
                                    (unaudited)
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565       $        565
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    405,986            453,604
   Deferred financing costs                 4,754              5,246
   Restricted funds                         7,972              8,741
                                     ------------       ------------

      TOTAL ASSETS                   $    485,077       $    533,956
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                      3,005              4,266
                                     ------------       ------------
      Total Current Liabilities            68,805             70,066

Long-term debt                            412,982            460,600
                                     ------------       ------------
      Total Liabilities                   481,787            530,666

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    485,077       $    533,956
                                     ============       ============

See note to financial statements.


                                       SDG&E FUNDING LLC
                                STATEMENT OF CASH FLOWS (Unaudited)
                                     (Dollars in thousands)
                                                                Nine Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $    --        $    --
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of deferred financing costs                    492            492
      Increase (decrease) in accounts payable and
         accrued expenses                                       (1,261)           292
                                                               -------        -------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (  769)           784
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 47,618         48,563
   Payments on long-term debt                                  (47,618)       (48,563)
   Decrease (increase) in restricted funds                         769         (  784)
                                                               -------        -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             769         (  784)
                                                               -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                --             --

CASH AND CASH EQUIVALENTS AT DECEMBER 31                           565            565
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                      $   565        $   565
                                                               =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments                                           $23,896        $26,807
                                                               =======        =======



See note to financial statements.





Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. This quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1999 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2000 and June 30, 2000.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above, the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1999 and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2000 and June 30, 2000.

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

Collections of FTA Charges (described in the Note to Financial Statements) since inception of the program have met expectations. For the third quarter of 2000, collections of $24,043,000 resulted in an undercollection of $3,000 after deducting scheduled principal and interest payments of $23,629,000, payments of $335,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollection was deducted from the previous surplus collections. The remaining surplus collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.





                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2000 delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      27.1 Financial Data Schedule for the quarter ended September
           30, 2000

      99.1 Quarterly Servicer's Certificate dated September 19, 2000

   (b) Reports on 8-K:

       There were no reports on Form 8-K filed after December 31, 1999.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: November 13, 2000           By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer