Form 10-K
period 2000-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2001-03-27
CIK 1041864

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2001 was $0.

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

          TRANSITION PROPERTY

          The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate non-bypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

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

ITEM 2.  PROPERTIES

          The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2000, 1999 and 1998 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 2000.


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

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 2000, the original principal amount of all series of Notes which then remained outstanding was $460,600,000. As of December 31, 2000, the Note Issuer has not made any distributions to SDG&E. The
Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 20, 2001, there were approximately 50 beneficial holders of Certificates. The Certificates are not registered and do not trade on any established trading market.

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
                                        ===============         ===============

          The net offering proceeds to the Trust were $654,728,789: the $657,854,287 net sale price less $3,125,498 of underwriting discount and commission. The Trust used all of the net proceeds from the sale of Certificates to purchase the Notes from the Note Issuer. The net offering proceeds to the Note Issuer were used to purchase the Transition Property. Compensation paid to the independent director of the Note Issuer was $3,800. Other than the payment to the independent director, no additional net offering proceeds were used to pay, either directly or indirectly, any director, officer or affiliate of the Note Issuer.

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

          Collections of FTA Charges since inception of the program have met expectations. For 2000, collections of $95,616,000 resulted in an undercollection of $3,256,000 after deducting scheduled principal and interest payments of $97,184,000, payments of $1,360,000 for servicing fees and other expenses, and $328,000 retained to fund the Overcollateralization Account established under the Notes' indenture. For 1999, collections of $101,401,000 resulted in an undercollection of $1,526,000 after deducting scheduled principal and interest payments of $101,077,000, payments of $1,521,000 for servicing fees and other expenses, and $329,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollections were deducted from the previous surplus collections. The remaining excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.

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

          Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2000.

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

     2. Financial Statement Schedules.

          None.


     3. Exhibits.

        The following exhibits are filed as a part of this report:

     Exhibit      Description
     -------      -----------

     3.1  Certificate of Formation. (1)
     3.2  Limited Liability Company Agreement. (1)
     3.3  Amended and Restated Limited Liability Company Agreement. (1)
     4.1  Note Indenture. (2)
     4.2  Amended and Restated Declaration and Agreement of Trust. (1)
     4.3  Series Supplement. (2)
     4.4  Form of Note. (1)
     4.5  First Supplemental Trust Agreement. (2)
     4.6  Form of Rate Reduction Certificate. (2)
    10.1  Transition Property Purchase and Sale Agreement. (2)
    10.2  Transition Property Servicing Agreement. (2)
    10.3  Note Purchase Agreement. (2)
    10.4  Fee and Indemnity Agreement. (2)
    23.1  Consent of Deloitte & Touche LLP.
99.1 Quarterly Servicer's Certificate, as amended, dated
          February 7, 2001.
    ____________________________
(1)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed after September 30, 2000.


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






INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

     We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 2000 and 1999, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
January 26, 2001




                         SDG&E FUNDING LLC
        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                     (In thousands of dollars)


                                    For the Year Ended December 31,
                               ------------------------------------------
                                   2000           1999          1998
                               -------------   ------------  ------------
INCOME
------

   Interest income                $30,880         $34,774        $40,907
   Other income                     1,098           1,109          1,122
                                   ------         -------        -------
      Total Income                 31,978          35,884         42,029
                                   ------         -------        -------
EXPENSES
--------

   Interest expense                31,317      	   35,210         41,366
   Amortization of deferred
    financing costs                   656             656            642
   Other expenses                       5              18             24
                                   ------          -------       -------
      Total Expenses               31,978          35,884         42,302
                                   ------          -------       -------
       NET LOSS                         0               0             (3)


Member's equity, beginning
   of year                          3,290           3,290          3,293
                                   ------          ------        -------

MEMBER'S EQUITY, end of year      $ 3,290         $ 3,290        $ 3,290
                                   ======          ======        =======




See notes to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEETS
                   (In thousands of dollars)

                                        Balance at December 31,
                                   ---------------------------------
                                        2000              1999
                                   -------------      --------------
ASSETS
-------
Current Assets:
   Cash and cash equivalents           $      560         $      565
   Interest receivable                          5                 --
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 66,365             66,365

Noncurrent Assets:
   Transition property                    387,804            453,604
   Deferred financing costs                 4,590              5,246
   Restricted funds                         5,812              8,741
                                     -------------      -------------

      TOTAL ASSETS                     $  464,571         $  533,956
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
Current Liabilities:
   Current portion of
      long-term debt                   $   65,800         $   65,800
   Accounts payable and
      accrued expenses                        681              4,266
                                     -------------       -----------
      Total Current Liabilities            66,481             70,066

Long-term debt                            394,800            460,600
                                     -------------       -----------
      Total Liabilities                   461,281            530,666

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  464,571         $  533,956
                                     =============       ===========

See notes to financial statements.



                             SDG&E FUNDING LLC
                          STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                                                              For the Year Ended December 31,
                                                       --------------------------------------------
                                                           2000            1999             1998
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                               $      --          $   --          $    (3)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Amortization of deferred financing costs                 656             656              642
    Decrease (increase) in interest receivable                (5)             --                8
    Increase (decrease) in accounts payable and
      accrued expenses                                    (3,585)         (1,854)           5,864
                                                           ------          -----           ------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    (2,934)         (1,198)           6,511
                                                           ------          ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E              65,800          65,800           65,800
Payments on long-term debt                               (65,800)        (65,800)         (65,800)
Incurrence of deferred financing costs                        --              --           (1,624)
Decrease (increase) in restricted funds                    2,929           1,198           (6,749)
                                                         -------          -------         -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     2,929           1,198           (8,373)
                                                         -------          -------         -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (5)             --           (1,862)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               565             565            2,427
                                                         -------          -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $    560        $    565         $    565
                                                         =======          =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments                                    $ 31,384        $ 35,278         $ 40,757
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

SDG&E Funding was organized for the limited purposes of issuing the Underlying Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from a non-bypassable charge levied on residential and small commercial customers. The non-bypassable charge has been authorized by the California Public Utility Commission (CPUC) pursuant to electric restructuring legislation.

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

B. Summary of Accounting Policies

Restricted Funds

SDG&E Funding is required to maintain funds of approximately $3 million. These funds are to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that collections of the non-bypassable charge provide insufficient funds to make such payments.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during a reporting period. Actual results could differ from these estimates.

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

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

              Scheduled
               Maturity          Interest
Class           Date               Rate       2000          1999
---------------------------------------------------------------------
                                            (Dollars in thousands)
A-2         March 25, 2000        6.04%    $     --      $ 16,839
A-3         March 25, 2001        6.07%      17,270        66,231
A-4         March 25, 2002        6.15%      65,672        65,672
A-5         September 25, 2003    6.19%      96,538        96,538
A-6         September 25, 2006    6.31%     197,584       197,584
A-7         December 26, 2007     6.37%      83,536        83,536
                                          -----------   ----------
                                            460,600       526,400
Less current portion                        (65,800)      (65,800)
                                          -----------   -----------
Long-term debt                             $394,800      $460,600
                                          ===========   ===========

The carrying amounts and fair values of the Underlying Notes are $461 million and $462 million, respectively, at December 31, 2000, and $526 million and $511 million, respectively, at December 31, 1999. The fair values of the Underlying Notes are estimated based on quoted market prices for them or for similar issues.

The source of repayment is the non-bypassable charge authorized by the CPUC. This non-bypassable charge is collected by SDG&E, as Servicer, from its residential and small commercial customers. Collections of the non-bypassable charge are deposited on a monthly basis by SDG&E with SDG&E Funding in an account maintained by the Trustee (Bankers Trust Company). Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service are returned to SDG&E Funding.

D. Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, SDG&E, the Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the non-bypassable charge from electric customers on behalf of SDG&E Funding. SDG&E Funding pays a servicing fee equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to receive as compensation any interest earnings on non-bypassable charge collections prior to remittance to the Trust and any late payment charges collected from SDG&E's customers.

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

E. Quarterly Financial Data (Unaudited)
                                       Quarter ended
                       -----------------------------------------------
Dollars in millions     March 31   June 30   September 30  December 31
----------------------------------------------------------------------
2000
Income                 $  8,358    $  8,021    $  7,882     $  7,717

Expenses                  8,358       8,021       7,882        7,717
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
                       ===============================================

1999
Income                 $  9,349    $  8,965    $  8,849     $  8,721

Expenses                  9,349       8,965       8,849        8,721
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
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


Signature                    Title                           Date
----------                   -----                           ----


/s/ Charles A. McMonagle    President, Chief Executive   March 26, 2001
-------------------------   Officer and Director
Charles A. McMonagle


/s/ James P. Trent          Chief Financial Officer,     March 26, 2001
------------------------    Chief Accounting Officer
James P. Trent              and Director


/s/ Donald J. Puglisi       Director                     March 26, 2001
------------------------
Donald J. Puglisi