Form 10-Q
period 2001-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2001-05-08
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    March 31, 2001
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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



                                   PART I

Item 1. Financial Statements.

                             SDG&E FUNDING LLC
            STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                              (In Thousands)



                                           Three Months Ended
                                                March 31,
                                    ---------------------------------
                                         2001                2000
                                    -------------        ------------
INCOME
------

   Interest income                     $ 7,085              $ 8,084
   Other income                            275                  274
                                        ------              -------
      Total Income                       7,360                8,358
                                        ------              -------
EXPENSES
--------

   Interest expense                      7,195                8,193
   General and administrative expenses     165                  165
                                        ------               -------
      Total Expenses                     7,360                8,358
                                        ------               -------
       NET INCOME                           --                   --

Member's equity at December 31           3,290                3,290
                                        ------                ------

MEMBER'S EQUITY AT MARCH 31            $ 3,290              $ 3,290
                                        ======                ======




See note to financial statements.


                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)

                                      March 31,        December 31,
                                        2001                 2000
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        560       $        560
   Interest and other receivables             480                  5
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 66,840             66,365

Noncurrent Assets:
   Transition property                    370,534            387,804
   Deferred financing costs                 4,427              4,590
   Restricted funds                         5,275              5,812
                                     -------------      -------------

      TOTAL ASSETS                   $    447,076       $    464,571
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                        456                681
                                     -------------      ------------
      Total Current Liabilities            66,256             66,481

Long-term debt                            377,530            394,800
                                     -------------      ------------
      Total Liabilities                   443,786            461,281

Member's Equity                             3,290              3,290
                                     -------------      ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    447,076       $    464,571
                                     =============      ============

See note to financial statements.



                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)


                                                                 Three Months Ended
                                                                      March 31,
                                                          ----------------------------
                                                                2001            2000
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Amortization of deferred financing costs                    163            164
       Increase in interest and other receivables                 (475)            --
      Decrease in accounts payable and
         accrued expenses                                         (225)          (857)
                                                               --------      ---------
NET CASH USED BY OPERATING ACTIVITIES                      (537)          (693)
                                                        --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 17,270         16,839
   Payments on long-term debt                                  (17,270)       (16,839)
   Decrease in restricted funds                                    537            693
                                                               --------      ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    537            693
                                                               --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           --             --
CASH AND CASH EQUIVALENTS AT DECEMBER 31                           560            565
                                                               --------      ---------
CASH AND CASH EQUIVALENTS AT MARCH 31                          $   560        $   565
                                                               ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments                                           $ 7,213        $ 8,210
                                                               ========      =========




See note to financial statements.




Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2000 Annual Report on Form 10-K.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the "Note Issuer") is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the
Note Issuer's Annual Report on Form 10-K for the year ended December
31, 2000.

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

Collections of FTA Charges (described in the Note to Financial Statements) since inception of the program have met expectations. For the first quarter of 2001, collections of $24,261,000 resulted in an undercollection of $618,000 after deducting scheduled principal and interest payments of $24,483,000, payments of $314,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. The undercollection was deducted from the previous surplus collections. The remaining surplus collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.





                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2001, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       99.1 Quarterly Servicer's Certificate dated March 21, 2001.

   (b) Reports on 8-K:

       There were no reports on Form 8-K filed after December 31, 2000.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: May 7, 2001                 By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer









1

8