Form 10-Q
period 2001-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2001-11-14
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    September 30, 2001
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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
                              (In Thousands)


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                            -------------------        --------------------
                              2001         2000         2001         2000
                            -------------------        --------------------
INCOME
------

   Interest income           $ 6,600   $ 7,608        $20,439      $23,439
   Other income                  285       274            833          822
                              ------    ------        -------      -------
      Total Income             6,885     7,882         21,272       24,261
                              ------    ------        -------      -------
EXPENSES
--------

   Interest expense            6,710     7,716         20,767       23,765
   General & administrative      175       166            505          496
                              ------    ------        -------       ------
      Total Expenses           6,885     7,882         21,272       24,261
                              ------    ------        -------       ------
       NET INCOME                 --        --            --           --

Member's equity at
 beginning of period           3,290     3,290          3,290        3,290
                              ------    ------        -------      -------


MEMBER'S EQUITY AT
SEPTEMBER 30                 $ 3,290   $ 3,290        $ 3,290      $ 3,290
                              ======    ======        =======      =======




See note to financial statements.


                           SDG&E FUNDING LLC
                             BALANCE SHEET
                       (In thousands of dollars)
                                   September 30,       December 31,
                                        2001               2000
                                    (unaudited)
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565       $        560
   Interest and other receivables           2,914                  5
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 69,279             66,365

Noncurrent Assets:
   Transition property                    339,965            387,804
   Deferred financing costs                 4,098              4,590
   Restricted funds                         3,062              5,812
                                     ------------       ------------

      TOTAL ASSETS                   $    416,404       $    464,571
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                        353                681
                                     ------------       ------------
      Total Current Liabilities            66,153             66,481

Long-term debt                            346,961            394,800
                                     ------------       ------------
      Total Liabilities                   413,114            461,281

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    416,404       $    464,571
                                     ============       ============

See note to financial statements.



                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)
                                                                 Nine Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --       $    --
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of deferred financing costs                     492            492
      Increase in other receivables                             (2,909)            --
      Decrease in accounts payable and accrued expenses           (328)        (1,261)
                                                               -------        -------
      NET CASH USED BY OPERATING ACTIVITIES                     (2,745)          (769)
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 47,839         47,618
   Payments on long-term debt                                  (47,839)       (47,618)
   Decrease in restricted funds                                  2,750            769
                                                               -------        -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,750            769
                                                               -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 5             --

CASH AND CASH EQUIVALENTS AT DECEMBER 31                           560            565
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                      $   565        $   565
                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $20,887        $23,896
                                                               =======        =======



See note to financial statements.





Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2000 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2001 and June 30, 2001.

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

SDG&E Funding LLC was organized for the limited purposes of issuing Notes, and holding and servicing Transition Property. Notes are SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (presented in the financial statements as Long-Term Debt), secured by the Transition Property and other, limited collateral. Transition Property is the right to be paid a specified amount (presented in the financial statements as Transition Property) from nonbypassable charges, frequently referred to as FTA Charges, levied on residential electric customers and small commercial electric customers of SDG&E. The nonbypassable charges were authorized by the California Public Utilities Commission (CPUC) pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, its federal income tax effects and its State of California franchise tax effects accrue to SDG&E.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2000 and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2001 and June 30, 2001.

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

Collections of FTA Charges (described in the Note to Financial
Statements) since inception of the program have met expectations. For the third quarter of 2001, collections of $20,630,000 resulted in an undercollection of $2,162,000 after deducting scheduled principal and interest payments of $22,498,000 and payments of $294,000 for servicing fees and other expenses.

The $2,162,000 undercollection arose because of decreases in customer consumption in response to the California energy crisis. The undercollection was deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. On July 2, 2001, SDG&E filed an application with the CPUC requesting a nonroutine increase in FTA charges for the remainder of 2001. The CPUC approved the increase in August 2001, effective October 1, 2001. In December 2001 SDG&E will reforecast future consumption patterns and a new FTA rate will be set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.


                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2001, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       99.1 Quarterly Servicer's Certificate dated September 20, 2001.

   (b) Reports on 8-K:

       There were no reports on Form 8-K filed after June 30, 2001.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: November 13, 2001           By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer