Form 10-K
period 2001-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2002-03-25
CIK 1041864

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2002 was $0.

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

ITEM 2.  PROPERTIES

          The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2001, 2000 and 1999 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 2001.


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

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 2001, the original principal amount of all series of Notes which then remained outstanding was $394,800,000. As of December 31, 2001, the Note Issuer has not made any distributions to SDG&E. The
Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 20, 2002, there were approximately 60 beneficial holders of Certificates. The Certificates are not registered and do not trade on any established trading market.

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

          Collections of $89,864,000 resulted in a net undercollection for 2001 of $4,663,000 after deducting scheduled principal and interest payments of $93,168,000, payments of $1,195,000 for servicing fees and other expenses, and $164,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $95,616,000 resulted in a net undercollection for 2000 of $3,256,000 after deducting scheduled principal and interest payments of $97,184,000, payments of $1,360,000 for servicing fees and other expenses, and $328,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

          The $4,663,000 undercollection in 2001 resulted in restricted cash being below its required balance at December 31, 2001, as described in Note B of the notes to the financial statements. The 2001 undercollection arose because of decreases in customer consumption in response to the California energy crisis. The undercollection was deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. On July 2, 2001, SDG&E filed an application with the CPUC requesting a nonroutine increase in FTA charges for the remainder of 2001. The CPUC approved the increase in August 2001, effective October 1, 2001. In December 2001 SDG&E reforecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

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

          Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2001.

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

     2. Financial Statement Schedules.

          None.


     3. Exhibits.

        The following exhibits are filed as a part of this report:

     Exhibit      Description
     -------      -----------

     3.1  Certificate of Formation. (1)
     3.2  Limited Liability Company Agreement. (1)
     3.3  Amended and Restated Limited Liability Company Agreement. (1)
     4.1  Note Indenture. (2)
     4.2  Amended and Restated Declaration and Agreement of Trust. (1)
     4.3  Series Supplement. (2)
     4.4  Form of Note. (1)
     4.5  First Supplemental Trust Agreement. (2)
     4.6  Form of Rate Reduction Certificate. (2)
    10.1  Transition Property Purchase and Sale Agreement. (2)
    10.2  Transition Property Servicing Agreement. (2)
    10.3  Note Purchase Agreement. (2)
    10.4  Fee and Indemnity Agreement. (2)
    23.1  Independent Auditors' Consent, page 18.
99.1 Quarterly Servicer's Certificate, dated December 19, 2001.
    ____________________________
(1)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed after September 30, 2001.


FINANCIAL STATEMENT INDEX



Independent Auditors' Report..............................  11

Statements of Operations and Changes In Member's Equity...  12

Balance Sheets............................................  13

Statements of Cash Flows..................................  14

Notes to Financial Statements.............................  15

Independent Auditors' Consent.............................  18






INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

     We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 2001 and 2000, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2002 (March 22, 2002 as to Note B)




                         SDG&E FUNDING LLC
        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                     (In thousands of dollars)


                                    For the Year Ended December 31,
                               ------------------------------------------
                                   2001           2000          1999
                               -------------   ------------  ------------
INCOME
------


   Interest income                $26,861         $30,880        $34,774
   Other income                     1,110           1,098          1,110
                                   ------         -------        -------
      Total Income                 27,971          31,978         35,884
                                   ------         -------        -------
EXPENSES
--------

   Interest expense                27,300          31,317         35,210
   Amortization of deferred
    financing costs                   656             656            656
   Other expenses                      15               5             18
                                   ------          -------       -------
      Total Expenses               27,971          31,978         35,884
                                   ------          -------       -------
       NET INCOME                      --              --             --

Member's equity, beginning
   of year                          3,290           3,290          3,290
                                   ------          ------        -------

MEMBER'S EQUITY, end of year      $ 3,290         $ 3,290        $ 3,290
                                   ======          ======        =======






See notes to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEETS
                   (In thousands of dollars)

                                        Balance at December 31,
                                   ---------------------------------
                                        2001               2000
                                   -------------      --------------
ASSETS
-------
Current Assets:
   Cash and cash equivalents           $      603         $      560
   Interest and other receivables           4,881                  5
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 71,284             66,365

Noncurrent Assets:
   Transition property                    322,004            387,804
   Deferred financing costs                 3,934              4,590
   Restricted funds                         1,312              5,812
                                     -------------      -------------

      TOTAL ASSETS                     $  398,534         $  464,571
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
Current Liabilities:
   Current portion of
      long-term debt                   $   65,800         $   65,800
   Accounts payable and
      accrued expenses                        444                681
                                     -------------       -----------
      Total Current Liabilities            66,244             66,481

Long-term debt                            329,000            394,800
                                     -------------       -----------
      Total Liabilities                   395,244            461,281

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  398,534         $  464,571
                                     =============       ===========



See notes to financial statements.



                             SDG&E FUNDING LLC
                          STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                                                              For the Year Ended December 31,
                                                       --------------------------------------------
                                                           2001            2000             1999
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $      --          $   --           $    --
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Amortization of deferred financing costs              656             656               656
       Increase in other receivable                       (4,876)             (5)               --
       Decrease in accounts payable and
         accrued expenses                                   (237)         (3,585)           (1,854)
                                                           ------          -----            ------
NET CASH USED BY OPERATING ACTIVITIES              (4,457)         (2,934)           (1,198)
                                                    ------          ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E           65,800          65,800            65,800
   Payments on long-term debt                            (65,800)        (65,800)          (65,800)
   Decrease in restricted funds                            4,500           2,929             1,198
                                                         -------          -------          -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            4,500           2,929             1,198
                                                         -------          -------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          43              (5)               --
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               560             565               565
                                                         -------          -------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $    603        $    560         $     565
                                                        ========          =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                    $ 27,330       $  31,384          $ 35,278
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

B. Summary of Accounting Policies

Restricted Funds

SDG&E Funding is required to maintain funds of approximately $3 million. These funds are to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that collections of the non-bypassable charge provide insufficient funds to make such payments. At December 31, 2001, the balance of these funds was $1,312,000 due to the California energy crisis which resulted in collections of the non-bypassable charge being below anticipated levels. The balance was subsequently returned to the required $3 million by adjusting the FTA rate.

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

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

              Scheduled
               Maturity          Interest
Class           Date               Rate       2001          2000
---------------------------------------------------------------------
                                            (Dollars in thousands)
A-3         March 25, 2001        6.07%    $     --      $ 17,270
A-4         March 25, 2002        6.15%      17,142        65,672
A-5         September 25, 2003    6.19%      96,538        96,538
A-6         September 25, 2006    6.31%     197,584       197,584
A-7         December 26, 2007     6.37%      83,536        83,536
                                          -----------   ----------
                                            394,800       460,600
Less current portion                        (65,800)      (65,800)
                                          -----------   -----------
Long-term debt                             $329,000      $394,800
                                          ===========   ===========

The carrying amounts and fair values of the Underlying Notes are $395 million and $411 million, respectively, at December 31, 2001, and $461 million and $462 million, respectively, at December 31, 2000. The fair values of the Underlying Notes are based on quoted market prices.

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

D. Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, SDG&E, the Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the non-bypassable charge from electric customers on behalf of SDG&E Funding. SDG&E Funding pays a servicing fee each quarter equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to receive as compensation any interest earnings on non-bypassable charge collections prior to remittance to the Trust and any late payment charges collected from SDG&E's customers.

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

E. Quarterly Financial Data (Unaudited)
                                       Quarter ended
                       -----------------------------------------------
Dollars in millions     March 31   June 30   September 30  December 31
----------------------------------------------------------------------
2001
Income                 $  7,360    $  7,027    $  6,885     $  6,699

Expenses                  7,360       7,027       6,885        6,699
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
                       ===============================================

2000
Income                 $  8,358    $  8,021    $  7,882     $  7,717

Expenses                  8,358       8,021       7,882        7,717
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
                       ===============================================








INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Numbers 333-30761 of SDG&E Funding LLC on Form S-3 of our report dated February 4, 2002 (March 22, 2002 as to Note B), appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2001.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 22, 2002




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


Signature                    Title                           Date
----------                   -----                           ----


                            President, Chief Executive   March __, 2002
-------------------------   Officer and Director
Charles A. McMonagle


                            Chief Financial Officer,     March __, 2002
------------------------    Chief Accounting Officer
James P. Trent              and Director


                            Director                     March __, 2002
------------------------
Donald J. Puglisi


17

9

1