Form 10-Q
period 2002-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2002-05-13
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    March 31, 2002
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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



                                           Three Months Ended
                                                March 31,
                                    ---------------------------------
                                         2002                2001
                                    -------------        ------------
INCOME
------

   Interest income                     $ 6,077              $ 7,085
   Other income                            275                  275
                                        ------               ------
      Total Income                       6,352                7,360
                                        ------               ------
EXPENSES
--------

   Interest expense                      6,187                7,195
   General & administrative expenses       165                  165
                                        ------               ------
      Total Expenses                     6,352                7,360
                                        ------               ------
      NET INCOME                            --                   --

Member's equity at December 31           3,290                3,290
                                        ------               ------

MEMBER'S EQUITY AT MARCH 31            $ 3,290              $ 3,290
                                        ======               ======




See note to financial statements.


                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)

                                      March 31,         December 31,
                                        2002                2001
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565       $        603
   Interest and other receivables           1,505              4,881
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 67,870             71,284

Noncurrent Assets:
   Transition property                    304,862            322,004
   Deferred financing costs                 3,771              3,934
   Restricted funds                         4,834              1,312
                                     -------------      -------------

      TOTAL ASSETS                   $    381,337       $    398,534
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                        389                444
                                     -------------      ------------
      Total Current Liabilities            66,189             66,244

Long-term debt                            311,858            329,000
                                     -------------      ------------
      Total Liabilities                   378,047            395,244

Member's Equity                             3,290              3,290
                                     -------------      ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    381,337       $    398,534
                                     =============      ============

See note to financial statements.



                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)


                                                                 Three Months Ended
                                                                      March 31,
                                                          ----------------------------
                                                                2002            2001
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of deferred financing costs                    163            163
       (Increase) decrease in interest and other receivables     3,376           (475)
      Decrease in accounts payable and
         accrued expenses                                          (55)          (225)
                                                               --------       --------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          3,484           (537)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 17,142         17,270
   Payments on long-term debt                                  (17,142)       (17,270)
   Decrease (increase) in restricted funds                      (3,522)           537
                                                               --------       --------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (3,522)           537
                                                               --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (38)            --
CASH AND CASH EQUIVALENTS AT DECEMBER 31                           603            560
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT MARCH 31                          $   565        $   560
                                                               ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $ 6,205        $ 7,213
                                                               ========       ========



See note to financial statements.




Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2001 Annual Report on Form 10-K.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Collections of $27,141,000 resulted in a net overcollection for the three months ended March 31, 2002, of $246,000 after deducting scheduled principal and interest payments of $23,346,000, payments of $273,000 for servicing fees and other expenses, $1,398,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (described below). Collections of $24,261,000 resulted in a net undercollection for the three months ended March 31, 2001, of $618,000 after deducting scheduled principal and interest payments of $24,483,000, payments of $314,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

During 2001, a net undercollection arose because of decreases in customer consumption in response to the California energy crisis. Undercollections, if any, are deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. To mitigate the undercollections, in August 2001, the CPUC approved a nonroutine increase in FTA charges for 2001, effective October 1, 2001. In December 2001 SDG&E reforecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2002, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       99.1 Quarterly Servicer's Certificate dated March 19, 2002.

   (b) Reports on 8-K:

       There were no reports on Form 8-K filed after December 31, 2001.




                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: May 10, 2002                 By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer