Form 10-Q
period 2002-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2002-11-14
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT


(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    September 30, 2002
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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




                                   PART I

Item 1. Financial Statements.

                             SDG&E FUNDING LLC
                          STATEMENT OF OPERATIONS
                              (In Thousands)



                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            -------------------        --------------------
                             2002         2001         2002          2001
                            -------------------        --------------------
INCOME
------

   Interest income           $ 5,587   $ 6,600        $17,419      $20,439
   Other income                  276       285            828          833
                              ------    ------        -------      -------
      Total Income             5,863     6,885         18,247       21,272
                              ------    ------        -------      -------
EXPENSES
--------

   Interest expense            5,697     6,710         17,748       20,767
   General & administrative      166       175            499          505
                              ------    ------        -------       ------
      Total Expenses           5,863     6,885         18,247       21,272
                              ------    ------        -------       ------
       NET INCOME            $    --   $    --        $   --       $   --
                              ======    ======        =======      =======




See note to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)

                                   September 30,        December 31,
                                        2002                2001
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        524       $        603
   Interest and other receivables              --              4,881
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 66,324             71,284

Noncurrent Assets:
   Transition property                    274,176            322,004
   Deferred financing costs                 3,443              3,934
   Restricted funds                        12,415              1,312
                                     ------------       ------------

      TOTAL ASSETS                   $    356,358       $    398,534
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Accounts payable and
      accrued expenses                      6,096                444
                                     ------------       ------------
      Total Current Liabilities            71,896             66,244

Long-term debt                            281,172            329,000
                                     ------------       ------------
      Total Liabilities                   353,068            395,244

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    356,358       $    398,534
                                     ============       ============


See note to financial statements.




                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)


                                                                 Nine Months Ended
                                                                   September 30,
                                                          ----------------------------
                                                                2002            2001
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $   --
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
       Amortization of deferred financing costs                    491           492
      (Increase) decrease in other receivables                  4,881        (2,909)
      Increase (decrease) in accounts payable and
         accrued expenses                                        5,652          (328)
                                                               -------        -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         11,024        (2,745)
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 47,828        47,839
   Payments on long-term debt                                  (47,828)      (47,839)
   (Increase) decrease in restricted funds                     (11,103)        2,750
                                                               -------       -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (11,103)        2,750
                                                               -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (79)            5
CASH AND CASH EQUIVALENTS AT DECEMBER 31                           603           560
                                                               -------       -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                      $   524       $   565
                                                               =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $17,857       $20,887
                                                               =======       =======



See note to financial statements.





Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2001 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2002 and June 30, 2002.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2002 and June 30, 2002.

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

Collections of $25,210,000 resulted in a net overcollection for the three months ended September 30, 2002, of $3,326,000 after deducting scheduled principal and interest payments of $21,549,000, payments of $253,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $20,630,000 resulted in a net undercollection for the three months ended September 30, 2001, of $2,162,000 after deducting scheduled principal and interest payments of $22,498,000 and payments of $294,000 for servicing fees and other expenses.

During 2001, a net undercollection arose because of decreases in customer consumption in response to the California energy crisis. Any such undercollections are deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. To mitigate the undercollections, in August 2001, the CPUC approved a nonroutine increase in FTA charges for 2001, effective October 1, 2001. In December 2001 SDG&E reforecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

ITEM 4.  CONTROLS AND PROCEDURES

The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company within 90 days prior to the date of this report has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.



                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2002, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.




Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       99.1 Quarterly Servicer's Certificate dated September 19, 2002.

   (b) Reports on 8-K:

       Current Report on Form 8-K filed August 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by
Section 906 of the Sarbanes-Oxley Act of 2002.





                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: November 14, 2002           By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer




                                                               CERTIFICATES

I, Charles A. McMonagle, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of SDG&E Funding LLC;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this Quarterly
Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                               /s/Charles A. McMonagle
                                                   Charles A. McMonagle
                                                Chief Executive Officer



I, James P. Trent, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of SDG&E Funding LLC;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                                     /s/James P. Trent
                                                         James P. Trent
                                                Chief Financial Officer