Form 10-K
period 2002-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2003-03-24
CIK 1041864

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

ITEM 2.  PROPERTIES

          The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2002, 2001 and 2000 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

          No matters were submitted for a vote or consent of holders of Certificates in 2002.



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

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 2002, the original principal amount of all series of Notes which then remained outstanding was $329,000,000. As of December 31, 2002, the Note Issuer has not made any distributions to SDG&E. The
Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of March 5, 2003, there were approximately 44 beneficial holders of Certificates.

(b) The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30761 on Form S-3, as filed with the Securities and Exchange Commission (the "Commission") on November 21, 1997 for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 4, 1997. Certificates in the aggregate amount of $658,000,000 were sold on December 16, 1997. In connection with the offering of the Certificates, Morgan Stanley, Inc. and Lehman Brothers Inc. acted as the managing underwriters. The Trust purchased the Notes from the Note Issuer on December 16, 1997, pursuant to a private sale in the aggregate amount of $658,000,000. Notes and Certificates in the aggregate principal amount of $800,000,000 were authorized and $658,000,000 have been offered and sold to date. All of the Notes offered in the sale were purchased. The amount of each class of Notes and Certificates registered and the respective sale prices, which exclude the original issue discount, are as follows:



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

          Collections of $104,556,000 resulted in a net overcollection for 2002 of $10,878,000 after deducting scheduled principal and interest payments of $89,124,000, payments of $1,031,000 for servicing fees and other expenses, $1,645,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (described below). Collections of $89,864,000 resulted in a net undercollection for 2001 of $4,663,000 after deducting scheduled principal and interest payments of $93,168,000, payments of $1,195,000 for servicing fees and other expenses, and $164,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on page 11 of this Annual Report.

          Since the Trust is a pass-through entity with no assets other than the Notes, financial statements for the Trust are not included.

          Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2002.

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

ITEM 14.  CONTROL AND PROCEDURES

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




                                 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

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
    10.3  Note Purchase Agreement. (2)
    10.4  Fee and Indemnity Agreement. (2)
    23.1  Independent Auditors' Consent, page 19.
99.1	Quarterly Servicer's Certificate, dated December 19, 2002.
    ____________________________
(1)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2)  Incorporated by reference to the same-titled exhibit to the
Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed after September 30, 2002.



FINANCIAL STATEMENT INDEX



Independent Auditors' Report..............................  12

Statements of Operations and Changes In Member's Equity...  13

Balance Sheets............................................  14

Statements of Cash Flows..................................  15

Notes to Financial Statements.............................  16

Independent Auditors' Consent.............................  19

Certifications............................................  21






INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

     We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 2002 and 2001, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 14, 2003





                         SDG&E FUNDING LLC
        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                     (In thousands of dollars)


                                    For the Year Ended December 31,
                               ------------------------------------------
                                   2002           2001          2000
                               -------------   ------------  ------------
INCOME
------

   Interest income                $22,816         $26,861        $30,880
   Other income                     1,104           1,110          1,098
                                   ------         -------        -------
      Total Income                 23,920          27,971         31,978
                                   ------         -------        -------
EXPENSES
--------

   Interest expense                23,256      	   27,300         31,317
   Amortization of deferred
    financing costs                   656             656            656
   Other expenses                       8              15              5
                                   ------          -------       -------
      Total Expenses               23,920          27,971         31,978
                                   ------          -------       -------
       NET INCOME                      --              --             --

Member's equity, January 1          3,290           3,290          3,290
				           ------          ------        -------

MEMBER'S EQUITY, DECEMBER 31      $ 3,290      	  $ 3,290        $ 3,290
                                   ======          ======        =======






See notes to financial statements.




                      SDG&E FUNDING LLC
                        BALANCE SHEETS
                   (In thousands of dollars)

                                        Balance at December 31,
                                   ---------------------------------
                                        2002               2001
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents           $      565         $      603
   Interest and other receivables           3,259              2,566
   Undercollections from
      SDG&E customers                          --              1,871
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 69,624             70,840

Noncurrent Assets:
   Transition property                    256,204            322,004
   Deferred financing costs                 3,278              3,934
   Restricted funds                        15,714              1,312
                                     -------------      -------------

      TOTAL ASSETS                     $  344,820         $  398,090
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                   $   65,800         $   65,800
   Overcollections from
      SDG&E customers                      12,530                 --
                                     -------------       -----------
      Total Current Liabilities            78,330             65,800

Long-term debt                            263,200            329,000
                                     -------------       -----------
      Total Liabilities                   341,530            394,800

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  344,820         $  398,090
                                     =============       ===========


See notes to financial statements.



                             SDG&E FUNDING LLC
                          STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                                                              For the Year Ended December 31,
                                                       --------------------------------------------
                                                           2002            2001             2000
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $      --         $   --          $    --
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Amortization of deferred financing costs               656            656              656
       Increase in other receivables                         (693)          (614)            (662)
       Decrease (increase) in undercollections from
         SDG&E customers                                    1,871         (1,871)              --
       Increase (decrease) in overcollections from
         SDG&E customers                                   12,530         (2,628)          (2,928)
                                                           ------          -----            ------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    14,364         (4,457)          (2,934)
                                                           ------          ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E           65,800          65,800           65,800
   Payments on long-term debt                            (65,800)        (65,800)         (65,800)
   Decrease (increase) in restricted funds               (14,402)          4,500            2,929
                                                         -------          -------          -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (14,402)          4,500            2,929
                                                         -------          -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (38)             43               (5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             603             560              565
                                                         -------          -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    565        $    603        $     560
                                                        ========          =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                    $ 23,324        $ 27,330         $ 31,384
                                                        ========         ========        =========





See notes to financial statements.




NOTES TO FINANCIAL STATEMENTS

A. Nature of Operations

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding or "the company"), a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the Underlying Notes) intended to support a 10-percent electric-rate reduction. This reduction is provided to SDG&E's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

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

B. Summary of Accounting Policies

Collateral Deposit

SDG&E Funding is required to maintain $3.2 million on deposit as collateral to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that future collections of the non-bypassable charge provide insufficient funds to make such payments. At December 31, 2001, the balance of this deposit had decreased to $1,312,000 due to the California energy crisis which resulted in collections of the non-bypassable charge being below anticipated levels and required a portion of the collateral deposit to be used. The balance was returned to the required level during 2002 by adjusting the FTA rate. On the balance sheet this deposit is included in "restricted funds," which also includes the three accounts referred to in the next paragraph, whose use is also restricted to covering deficiencies between current collections and required payments.

Overcollections/Undercollections from SDG&E Customers

The 2001 undercollection of FTA Charges resulting from the California energy crisis mentioned above necessitated the use of previous surplus collections in the Reserve Sub-Account, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order, to make required payments. After adjusting the FTA rate, overcollections of the FTA Charges have occurred in 2002, enabling the company to replenish the Capital Sub-Account and the Overcollateralization Sub-Account and to accumulate additional surplus collections in the Reserve Sub-Account for future use as necessary. The overcollection will be applied to scheduled payments of the Underlying Notes during 2003.

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

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

              Scheduled
               Maturity          Interest
Class           Date               Rate       2002          2001
---------------------------------------------------------------------
                                            (Dollars in thousands)
A-4         March 25, 2002        6.15%    $     --      $ 17,142
A-5         September 25, 2003    6.19%      47,880        96,538
A-6         September 25, 2006    6.31%     197,584       197,584
A-7         December 26, 2007     6.37%      83,536        83,536
                                          -----------   ----------
                                            329,000       394,800
Less current portion                        (65,800)      (65,800)
                                          -----------   -----------
Long-term debt                             $263,200      $329,000
                                          ===========   ===========

The carrying amounts and fair values of the Underlying Notes are $329 million and $357 million, respectively, at December 31, 2002, and $395 million and $411 million, respectively, at December 31, 2001. The fair values of the Underlying Notes are based on quoted market prices.

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

E. Quarterly Financial Data (Unaudited)
                                       Quarter ended
                       -----------------------------------------------
Dollars in millions     March 31   June 30   September 30  December 31
----------------------------------------------------------------------
2002
Income                 $  6,352    $  6,032    $  5,863     $  5,673

Expenses                  6,352       6,032       5,863        5,673
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
                       ===============================================

2001
Income                 $  7,360    $  7,027    $  6,885     $  6,699

Expenses                  7,360       7,027       6,885        6,699
                       -----------------------------------------------
Net income             $      0    $      0    $      0     $      0
                       ===============================================








INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Number 333-30761 of SDG&E Funding LLC on Form S-3 of our report dated February 14, 2003, appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2002.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 24, 2003





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SDG&E Funding LLC,
                                    as Registrant


                                    By:  /s/Charles A. McMonagle
                                       ------------------------------
                                      Name:  Charles A. McMonagle
                                      Title: President and Chief
                                             Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                    Title                           Date
----------                   -----                           ----


/s/Charles A. McMonagle     President, Chief Executive   March 24, 2003
-------------------------   Officer and Director
Charles A. McMonagle


/s/James P. Trent           Chief Financial Officer,     March 24, 2003
------------------------    Chief Accounting Officer
James P. Trent              and Director


/s/Donald J. Puglisi        Director                     March 12, 2003
------------------------
Donald J. Puglisi



                           CERTIFICATIONS

I, Charles A. McMonagle, certify that:

1.	I have reviewed this Annual Report on Form 10-K of SDG&E Funding LLC;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");
and

c)	presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003                         /s/Charles A. McMonagle
                                          _______________________
                                          Charles A. McMonagle
                                          Chief Executive Officer


I, James P. Trent, certify that:

1.	I have reviewed this Annual Report on Form 10-K of SDG&E Funding LLC;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");
and

c)	presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003                       /s/James P. Trent
                                        ________________________
                                        James P. Trent
                                        Chief Financial Officer

17

22

21