Form 10-Q
period 2003-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2003-05-13
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    March 31, 2003
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Registrant's telephone number, including area code: (619) 696-2328

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                    Yes...X... No......

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes...... No...X...



                                   PART I

Item 1. Financial Statements.

                           SDG&E FUNDING LLC
          STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                       (In thousands of dollars)

                                           Three Months Ended
                                                March 31,
                                    ---------------------------------
                                        2003                 2002
                                    -------------        ------------
INCOME
------

   Interest income                     $ 5,060              $ 6,077
   Other income                            301                  275
                                        ------              -------
      Total Income                       5,361                6,352
                                        ------              -------
EXPENSES
--------

   Interest expense                      5,171                6,187
   General & administrative expenses       190                  165
                                       -------              -------
      Total Expenses                     5,361                6,352
                                       -------              -------
      NET INCOME                            --                   --

Member's equity at December 31           3,290                3,290
                                       -------              -------

MEMBER'S EQUITY AT MARCH 31            $ 3,290              $ 3,290
                                       =======              =======


See note to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)
                                      March 31,        December 31,
                                        2003               2002
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents        $         565       $        565
   Interest and other receivables           3,416              3,259
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 69,781             69,624

Noncurrent Assets:
   Transition property                    239,071            256,204
   Deferred financing costs                 3,115              3,278
   Restricted funds                        18,613             15,714
                                     -------------      -------------

      TOTAL ASSETS                   $    330,580       $    344,820
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Overcollections from
      SDG&E customers                      15,423             12,530
                                     -------------      ------------
      Total Current Liabilities            81,223             78,330

Long-term debt                            246,067            263,200
                                     -------------      ------------
      Total Liabilities                   327,290            341,530

Member's Equity                             3,290              3,290
                                     -------------      ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    330,580       $    344,820
                                     =============      ============

See note to financial statements.



                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)
                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                  2003            2002
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of deferred financing costs                      163            163
     Increase in other receivables                                (157)          (194)
     Increase in overcollections from
       SDG&E customers                                           2,893          1,644
     Decrease in undercollections from
       SDG&E customers                                              --          1,871
                                                               --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,899          3,484
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Collection of transition property from SDG&E                  17,133         17,142
  Payments on long-term debt                                   (17,133)       (17,142)
  Increase in restricted funds                                  (2,899)        (3,522)
                                                               --------      --------
       NET CASH USED BY FINANCING ACTIVITIES                    (2,899)        (3,522)
                                                               --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           --            (38)
CASH AND CASH EQUIVALENTS AT DECEMBER 31                           565            603
                                                               --------      --------
CASH AND CASH EQUIVALENTS AT MARCH 31                          $   565        $   565
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $ 5,188        $ 6,205
                                                               ========      ========


See note to financial statements.




Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2002 Annual Report on Form 10-K.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Collections of $25,452,000 resulted in a net overcollection for the three months ended March 31, 2003, of $2,817,000 after deducting scheduled principal and interest payments of $22,321,000, payments of $232,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $27,141,000 resulted in a net overcollection for the three months ended March 31, 2002, of $246,000 after deducting scheduled principal and interest payments of $23,346,000, payments of $273,000 for servicing fees and other expenses, $1,398,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (see below).

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



                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2003, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.




Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       99.1 Quarterly Servicer's Certificate dated March 18, 2003.

       99.2 Statements of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as created by
       Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on 8-K:

       None.





                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: May 13, 2003              By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer




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

May 13, 2003                            /s/Charles A. McMonagle
                                           Charles A. McMonagle
                                        Chief Executive Officer



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

May 13, 2003                                 /s/James P. Trent
                                                James P. Trent
                                       Chief Financial Officer