Form 10-Q
period 2003-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2003-08-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
      GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                    June 30, 2003
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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
                       (In thousands of dollars)

                            Three Months Ended           Six Months Ended
                                 June 30,                     June 30,
                            -------------------        --------------------
                             2003        2002           2003        2002
                            -------------------        --------------------
INCOME
------

   Interest income           $ 4,748   $ 5,755        $ 9,808      $11,832
   Other income                  266       277            567          552
                              ------    ------        -------      -------
      Total Income             5,014     6,032         10,375       12,384
                              ------    ------        -------      -------
EXPENSES
--------

   Interest expense            4,856     5,864         10,027       12,051
   General & administrative      158       168            348          333
                              ------    ------        -------       ------
      Total Expenses           5,014     6,032         10,375       12,384
                              ------    ------        -------       ------
       NET INCOME                 --        --             --           --

   Member's equity at
   beginning of period         3,290     3,290          3,290        3,290
                              ------    ------        -------      -------


   MEMBER'S EQUITY AT
   END OF PERIOD             $ 3,290   $ 3,290        $ 3,290      $ 3,290
                              ======    ======        =======      =======


See note to financial statements.



                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)
                                      June 30,        December 31,
                                        2003               2002
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        565       $        565
   Interest and other receivables           3,586              3,259
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 69,951             69,624

Noncurrent Assets:
   Transition property                    224,187            256,204
   Deferred financing costs                 2,945              3,278
   Restricted funds                        18,480             15,714
                                     ------------       ------------

      TOTAL ASSETS                   $    315,563       $    344,820
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Overcollections from
      SDG&E customers                      15,290             12,530
                                     ------------       ------------
      Total Current Liabilities            81,090             78,330

Long-term debt                            231,183            263,200
                                     ------------       ------------
      Total Liabilities                   312,273            341,530

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    315,563       $    344,820
                                     ============       ============

See note to financial statements.



                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)
                                                                 Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                  2003            2002
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of deferred financing costs                     333            327
      Increase in other receivables                               (327)          (358)
      Increase in overcollections from
        SDG&E customers                                          2,760          5,815
      Decrease in undercollections from
        SDG&E customers                                             --          1,871
                                                               -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,766          7,655
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 32,017         31,991
   Payments on long-term debt                                  (32,017)       (31,991)
   Increase in restricted funds                                 (2,766)        (7,693)
                                                               -------        -------
      NET CASH USED BY FINANCING ACTIVITIES                     (2,766)        (7,693)
                                                               -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          --             (38)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   565            603
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   565       $    565
                                                               =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $10,111       $ 12,147
                                                               =======       ========



See note to financial statements.




Note to Financial Statements
-----------------------------


Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2002 Annual Report on Form 10-K and in its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003.

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

Collections of $19,895,000 resulted in a net undercollection for the three months ended June 30, 2003, of $215,000 after deducting scheduled principal and interest payments of $19,807,000, payments of $221,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $25,225,000 resulted in a net overcollection for the three months ended June 30, 2002, of $4,090,000 after deducting scheduled principal and interest payments of $20,791,000, payments of $262,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

Collections of $45,347,000 resulted in a net overcollection for the six months ended June 30, 2003, of $2,602,000 after deducting scheduled principal and interest payments of $42,128,000, payments of $453,000 for servicing fees and other expenses, and $164,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $52,366,000 resulted in a net overcollection for the six months ended June 30, 2002, of $4,336,000 after deducting scheduled principal and interest payments of $44,137,000, payments of $535,000 for servicing fees and other expenses, $1,480,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (see below).

During 2001, a net undercollection arose because of decreases in customer consumption in response to the California energy crisis. Any such undercollections are deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. In December 2001 SDG&E re-forecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company as of the date of this Quarterly Report on Form 10-Q has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.





                              PART II
                         OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 2003, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

      Exhibit 31 - Section 302 Certification

      31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 - Section 906 Certification

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      Exhibit 99 - Miscellaneous

      99.1 Quarterly Servicer's Certificate dated June 10, 2003.


   (b) Reports on 8-K:

       None.





                            SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SDG&E Funding LLC,
                                     as Registrant



Date: August 14, 2003             By:   /s/ James P. Trent
                                     -----------------------------
                                        James P. Trent
                                        Chief Financial Officer and
                                        Chief Accounting Officer