Form 10-Q
period 2003-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2003-11-14
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

[..X..] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 .

Or

[.....] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC
DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1
(Issuer of the Certificates)

SDG&E FUNDING LLC
(Exact Name Of Registrant As Specified In
Its Certificate Of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

                                   PART I

Item 1. Financial Statements.

                           SDG&E FUNDING LLC
          STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                       (In thousands of dollars)

                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                            -------------------        --------------------
                             2003        2002           2003        2002
                            -------------------        --------------------

INCOME
------

   Interest income           $ 4,568   $ 5,587        $14,376      $17,419
   Other income                  286       276            853          828
                               -----     -----         ------      -------
      Total Income             4,854     5,863         15,229       18,247
                              ------    ------        -------      -------
EXPENSES
--------

   Interest expense            4,679     5,697         14,706       17,748
   General & administrative      175       166            523          499
                              ------    ------        -------       ------
      Total Expenses           4,854     5,863         15,229       18,247
                              ------    ------        -------       ------
       NET INCOME                 --        --            --           --

Member's equity
 beginning of period           3,290     3,290          3,290        3,290
                              ------    ------        -------      -------

MEMBER'S EQUITY AT
   END OF PERIOD             $ 3,290   $ 3,290        $ 3,290      $ 3,290
                              ======    ======        =======      =======

See note to financial statements.

                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)

                                   September 30,        December 31,
                                        2003               2002
                                   -------------      --------------

ASSETS
-------

Current Assets:
   Cash and cash equivalents         $        494       $        565
   Interest and other receivables           3,821              3,259
   Current portion of
      transition property                  65,800             65,800
                                     ------------       ------------
      Total Current Assets                 70,115             69,624

Noncurrent Assets:
   Transition property                    208,325            256,204
   Deferred financing costs                 2,781              3,278
   Restricted funds                        18,394             15,714
                                     ------------       ------------

      TOTAL ASSETS                   $    299,615       $    344,820
                                     ============       ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Overcollections from
      SDG&E customers                      15,204             12,530
                                     ------------       ------------
      Total Current Liabilities            81,004             78,330

Long-term debt                            215,321            263,200
                                     ------------       ------------
      Total Liabilities                   296,325            341,530

Member's Equity                             3,290              3,290
                                     ------------       ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    299,615       $    344,820
                                     ============       ============

See note to financial statements.

                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                   (In thousands of dollars)

                                                                Nine Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                  2003            2002
                                                            ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $    --        $    --
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of deferred financing costs                     497            491
      Increase in interest and other receivables                  (562)          (562)
      Increase in overcollections from
         SDG&E customers                                         2,674          9,224
      Decrease in undercollections from
         SDG&E customers                                            --          1,871
                                                               -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,609         11,024
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 47,879         47,828
   Payments on long-term debt                                  (47,879)       (47,828)
   Increase in restricted funds                                 (2,680)       (11,103)
                                                               -------        -------
      NET CASH USED BY FINANCING ACTIVITIES                     (2,680)       (11,103)
                                                               -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (71)           (79)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                      565            603
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   494       $    524
                                                               =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $14,804       $ 17,857
                                                               =======       ========

See note to financial statements.

Note to Financial Statements

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

Collections of $20,753,000 resulted in a net undercollection for the three months ended September 30, 2003, of $168,000 after deducting scheduled principal and interest payments of $20,627,000, payments of $212,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $25,210,000 resulted in a net overcollection for the three months ended September 30, 2002, of $3,326,000 after deducting scheduled principal and interest payments of $21,549,000, payments of $253,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

Collections of $66,100,000 resulted in a net overcollection for the nine months ended September 30, 2003, of $2,434,000 after deducting scheduled principal and interest payments of $62,755,000, payments of $665,000 for servicing fees and other expenses, and $246,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $77,576,000 resulted in a net overcollection for the nine months ended September 30, 2002, of $7,662,000 after deducting scheduled principal and interest payments of $65,686,000, payments of $788,000 for servicing fees and other expenses, $1,562,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (see below).

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2003, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31--Section 302 Certification

31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32--Section 906 Certification

32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99--Miscellaneous

99.1 Quarterly Servicer's Certificate dated September 19, 2003.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: November 14, 2003

By: /s/ James P. Trent

James P. Trent
Chief Financial Officer and
Chief Accounting Officer