Form 10-K
period 2003-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2004-03-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-----------------------------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2004 was $0.

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

ITEM 2. PROPERTIES

The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2003, 2002 and 2001 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of Certificates in 2003.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 2003, the original principal amount of all series of Notes which then remained outstanding was $263,200,000. As of December 31, 2003, the Note Issuer has not made any distributions to SDG&E. The Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of February 25, 2004, there were approximately 38 beneficial holders of Certificates.

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

Class	Principal Amount Sold	Sale Price (Net of Discount)

Class A-1 Notes and Certificates	$ 65,800,000.00	$ 65,797,058.74
Class A-2 Notes and Certificates	82,639,254.00	82,628,229.92
Class A-3 Notes and Certificates	66,230,948.00	66,218,105.82
Class A-4 Notes and Certificates	65,671,451.00	65,648,886.29
Class A-5 Notes and Certificates	96,537,839.00	96,536,159.24
Class A-6 Notes and Certificates	197,584,137.00	197,544,718.97
Class A-7 Notes and Certificates	83,536,371.00	83,481,128.40

Total	$658,000,000.00	$657,854,287.38

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

Collections of $88,432,000 resulted in a net overcollection for 2003 of $2,115,000 after deducting scheduled principal and interest payments of $85,123,000, payments of $866,000 for servicing fees and other expenses and $328,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $104,556,000 resulted in a net overcollection for 2002 of $10,878,000 after deducting scheduled principal and interest payments of $89,124,000, payments of $1,031,000 for servicing fees and other expenses, $1,645,000 retained to fund the Overcollateralization Account established under the Notes' indenture and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (described below).

An undercollection in 2001 resulted in restricted cash being below its required balance at December 31, 2001, as described in Note B of the notes to the financial statements. The 2001 undercollection arose because of decreases in customer consumption in response to the California energy crisis. The undercollection was deducted from the previous surplus collections, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order. On July 2, 2001, SDG&E filed an application with the CPUC, requesting a nonroutine increase in FTA charges for the remainder of 2001. The CPUC approved the increase in August 2001, effective October 1, 2001. In December 2001 SDG&E reforecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

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

Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable with respect to the Note Issuer or the Trust.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company as of December 31, 2003 has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

Not applicable to the Trust.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

None.

3. Exhibits.

The following exhibits are filed as a part of this report:

Exhibit	Description
3.1	Certificate of Formation. (1)
3.2	Limited Liability Company Agreement. (1)
3.3	Amended and Restated Limited Liability Company Agreement. (1)
4.1	Note Indenture. (2)
4.2	Amended and Restated Declaration and Agreement of Trust. (1)
4.3	Series Supplement. (2)
4.4	Form of Note. (1)
4.5	First Supplemental Trust Agreement. (2)
4.6	Form of Rate Reduction Certificate. (2)
10.1	Transition Property Purchase and Sale Agreement. (2)
10.2	Transition Property Servicing Agreement. (2)
10.3	Note Purchase Agreement. (2)
10.4	Fee and Indemnity Agreement. (2)
23.1	Independent Auditors' Consent, page 19.
31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.
32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
99.1	Quarterly Servicer's Certificate, dated December 17, 2003.

(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed after September 30, 2003.

FINANCIAL STATEMENT INDEX

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SDG&E Funding LLC:

We have audited the accompanying balance sheets of SDG&E Funding LLC as of December 31, 2003 and 2002, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 12, 2004

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

                                    For the Year Ended December 31,
                               ------------------------------------------
                                   2003           2002          2001
                               -------------   ------------  ------------

INCOME
------

   Interest income                $18,741         $22,816        $26,861
   Other income                     1,130           1,104          1,110
                                   ------         -------        -------
      Total Income                 19,871          23,920         27,971
                                   ------         -------        -------
EXPENSES
--------

   Interest expense                19,183          23,256         27,300
   Amortization of deferred
    financing costs                   648             656            656
   Other expenses                      40               8             15
                                   ------          -------       -------
      Total Expenses               19,871          23,920         27,971
                                   ------          -------       -------
       NET INCOME                      --              --             --

Member's equity, January 1          3,290           3,290          3,290
                                   ------          ------        -------

MEMBER'S EQUITY, DECEMBER 31      $ 3,290         $ 3,290        $ 3,290
                                   ======          ======        =======

See notes to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

                                        Balance at December 31,
                                   ---------------------------------
                                        2003               2002
                                   -------------      --------------
ASSETS
-------

Current Assets:
   Cash and cash equivalents           $      565         $      565
   Interest and other receivables           3,914              3,259
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 70,279             69,624

Noncurrent Assets:
   Transition property                    190,404            256,204
   Deferred financing costs, net            2,617              3,278
   Restricted funds                        18,157             15,714
                                     -------------      -------------

      TOTAL ASSETS                     $  281,457         $  344,820
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                   $   65,800         $   65,800
   Overcollections from
      SDG&E Customers                      14,967             12,530
                                     -------------       -----------
      Total Current Liabilities            80,767             78,330

Long-term debt                            197,400            263,200
                                     -------------       -----------
      Total Liabilities                   278,167            341,530

Member's Equity                             3,290              3,290
                                     -------------       -----------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                  $  281,457         $  344,820
                                     =============       ===========

See notes to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                              For the Year Ended December 31,
                                                       --------------------------------------------
                                                           2002            2001             2000
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $      --       $     --          $      --
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Amortization of deferred financing costs               648            656                656
       Increase in interest and other receivables            (655)          (693)              (614)
       Decrease (increase) in undercollections from
           SDG&E customers                                     --          1,871             (1,871)
       Increase (decrease) in overcollections from
           SDG&E customers                                  2,437         12,530             (2,628)
       Other                                                   13             --                 --
                                                           ------         ------             -------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      2,443         14,364             (4,457)
                                                           ------         ------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E            65,800         65,800             65,800
   Payments on long-term debt                             (65,800)       (65,800)           (65,800)
   Decrease (increase) in restricted funds                 (2,443)       (14,402)             4,500
                                                          -------         -------           --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (2,443)       (14,402)             4,500
                                                          -------         -------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           --            (38)                43
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              565            603                560
                                                          -------         -------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    565       $    565          $     603
                                                          =======         =======           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                     $ 19,251       $ 23,324          $  27,330
                                                         ========         =======           ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

A. Nature of Operations

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding or "the company"), a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company ("SDG&E"), a provider of electric and natural gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the "Underlying Notes") intended to support a 10-percent electric-rate reduction. This reduction is provided to SDG&E's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

SDG&E Funding was organized for the limited purposes of issuing the Underlying Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from a non-bypassable charge levied on residential and small commercial customers (the "FTA Charges" or "FTA rate"). The non-bypassable charge has been authorized by the California Public Utility Commission (the "CPUC") pursuant to electric restructuring legislation.

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

B. Summary of Accounting Policies

Collateral Deposit

SDG&E Funding is required to maintain $3.2 million on deposit as collateral to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that future collections of the non-bypassable charge provide insufficient funds to make such payments. At December 31, 2001, the balance of this deposit had decreased to $1,312,000 due to the California energy crisis, which resulted in collections of the non-bypassable charge being below anticipated levels and required a portion of the collateral deposit to be used. The balance was returned to the required level during 2002 by adjusting the FTA rate. On the balance sheet this deposit is included in "restricted funds," which also includes the three accounts referred to in the next paragraph, whose use is also restricted to covering deficiencies between current collections and required payments.

Overcollections/Undercollections from SDG&E Customers

The 2001 undercollection of FTA Charges resulting from the California energy crisis mentioned above necessitated the use of previous surplus collections in the Reserve Sub-Account, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order, to make required payments. After adjusting the FTA rate, overcollections of the FTA Charges occurred in 2002, enabling the company to replenish the Capital Sub-Account and the Overcollateralization Sub-Account and to accumulate additional surplus collections in the Reserve Sub-Account for future use as necessary. The overcollection was applied to scheduled payments of the Underlying Notes during 2003 and beyond.

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

C. Long-Term Debt

In December 1997, SDG&E Funding issued $658 million of the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust (the "Trust"). The Trust, in turn, issued pass-through certificates known as "rate-reduction bonds" with an original principal amount equal to the original principal amount of the Underlying Notes. SDG&E Funding used the proceeds from the Underlying Notes to purchase the Transition Property from SDG&E.

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

			Year ended December 31,
Class	Scheduled Maturity Date	Interest Rate	2003	2002

			(Dollars in thousands)

A-5	September 25, 2003	6.19%	$ --	$ 47,880
A-6	September 25, 2006	6.31%	179,664	197,584
A-7	December 26, 2007	6.37%	83,536	83,536

			263,200	329,000
Less current portion			(65,800)	(65,800)

Long-term debt			$ 197,400	$ 263,200

The fair values of the Underlying Notes are $284 million at December 31, 2003, and $357 million at December 31, 2002. The fair values of the Underlying Notes are based on quoted market prices.

The source of repayment is the non-bypassable charge authorized by the CPUC. This non-bypassable charge is collected by SDG&E, as Servicer, from its residential and small commercial customers. Collections of the non-bypassable charge are deposited on a monthly basis by SDG&E with SDG&E Funding in an account maintained by the Trustee ("Bankers Trust Company"). Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service are returned to SDG&E Funding.

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

The Trust was created for the limited purposes of purchasing the Underlying Notes from SDG&E Funding, issuing the rate-reduction bonds, and applying the proceeds from the Underlying Notes to the payment of the rate-reduction bonds. Under a Fee and Indemnity Agreement, SDG&E Funding is responsible for paying all fees and expenses incurred by the Certificate Trustee ("Bankers Trust Company") and the Delaware Trustee ("Bankers Trust Delaware").

E. Quarterly Financial Data (Unaudited)

Quarter ended

Dollars in millions	March 31	June 30	September 30	December 31

2003
Income	$ 5,361	$ 5,014	$ 4,854	$ 4,642
Expenses	5,361	5,014	4,854	4,642

Net Income	$ 0	$ 0	$ 0	$ 0

2002
Income	$ 6,352	$ 6,032	$ 5,863	$ 5,673
Expenses	6,352	6,032	5,863	5,673

Net Income	$ 0	$ 0	$ 0	$ 0

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Number 333-30761 of SDG&E Funding LLC on Form S-3 of our report dated March 12, 2004, appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2003.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC, as Registrant

By: /S/ CHARLES A. MCMONAGLE Name: Charles A. McMonagle Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature	Title	Date
/S/ Charles A. McMonagle ________________________ Charles A. McMonagle	President, Chief Executive Officer and Director	March 15, 2004

/S/ James P. Trent ________________________ James P. Trent	Chief Financial Officer, Chief Accounting Officer and Director	March 15, 2004

/S/ Donald J. Puglisi ________________________ Donald J. Puglisi	Director	March 15, 2004