Form 10-Q
period 2004-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2004-05-17
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

[..X..] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 .

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
                       (In thousands of dollars)

                                              Quarter Ended
                                                March 31,
                                    ---------------------------------
                                        2004                 2003
                                    -------------        ------------
INCOME
------

   Interest income                     $ 4,036              $ 5,060
   Other income                            301                  301
                                        ------               ------
      Total Income                       4,337                5,361
                                        ------               ------
EXPENSES
--------

   Interest expense                      4,147                5,171
   General & administrative                190                  190
                                        ------               ------
      Total Expenses                     4,337                5,361
                                        ------               ------
      NET INCOME                            --                   --

Member's equity at
   beginning of period                   3,290                3,290
                                        ------               ------

MEMBER'S EQUITY AT
   END OF PERIOD                       $ 3,290              $ 3,290
                                        ======               ======

See note to financial statements.

                      SDG&E FUNDING LLC
                        BALANCE SHEET
                  (In thousands of dollars)

                                      March 31,        December 31,
                                        2004                2003
                                   -------------      --------------

ASSETS
-------

Current Assets:
   Cash and cash equivalents        $         565       $        565
   Interest and other receivables           4,077              3,914
   Current portion of
      transition property                  65,800             65,800
                                     -------------      -------------
      Total Current Assets                 70,442             70,279

Noncurrent Assets:
   Transition property                    173,300            190,404
   Deferred financing costs                 2,454              2,617
   Restricted funds                        19,833             18,157
                                     -------------      -------------

      TOTAL ASSETS                   $    266,029       $    281,457
                                     =============      =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

Current Liabilities:
   Current portion of
      long-term debt                 $     65,800       $     65,800
   Overcollections from
      SDG&E customers                      16,643             14,967
                                     -------------      ------------
      Total Current Liabilities            82,443             80,767

Long-term debt                            180,296            197,400
                                     -------------      ------------
      Total Liabilities                   262,739            278,167

Member's Equity                             3,290              3,290
                                     -------------      ------------

      TOTAL LIABILITIES AND
      MEMBER'S EQUITY                $    266,029       $    281,457
                                     =============      ============

See note to financial statements.

                                       SDG&E FUNDING LLC
                                    STATEMENT OF CASH FLOWS
                                    (In thousands of dollars)

                                                                   Quarter Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2004            2003
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $    --        $    --
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of deferred financing costs                    163            163
       Increase in interest and other receivables                 (163)          (157)
       Increase in overcollections from SDG&E customers          1,676          2,893
                                                               --------       --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,676          2,899
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collection of transition property from SDG&E                 17,104         17,133
   Payments on long-term debt                                  (17,104)       (17,133)
   Increase in restricted funds                                 (1,676)        (2,899)
                                                               --------      ---------
      NET CASH USED BY FINANCING ACTIVITIES                     (1,676)        (2,899)
                                                               --------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                --             --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   565            565
                                                               --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   565        $   565
                                                               ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest payments                                           $ 4,165        $ 5,188
                                                               ========      =========

See note to financial statements.

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2003 Annual Report on Form 10-K.

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

Item 2. Management's Narrative Analysis of the Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2003.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the Transition Property) and issuing SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the Notes) secured by the Transition Property and other, limited collateral, and related activities. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of the Notes in a public offering.

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

Collections of $23,134,000 resulted in a net overcollection for the quarter ended March 31, 2004, of $1,592,000 after deducting scheduled principal and interest payments of $21,269,000, payments of $191,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $25,452,000 resulted in a net overcollection for the quarter ended March 31, 2003, of $2,817,000 after deducting scheduled principal and interest payments of $22,321,000, payments of $232,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account.

The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

ITEM 4. CONTROLS AND PROCEDURES

The Note Issuer has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the Note Issuer's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the Note Issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Note Issuer as of March 31, 2004 has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Note Issuer's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the Note Issuer's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Note Issuer completed its evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2004, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.

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

Exhibit 99--Miscellaneous

99.1 Quarterly Servicer's Certificate dated March 8, 2004.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: May 17, 2004

By: /s/ James P. Trent

James P. Trent
Chief Financial Officer and
Chief Accounting Officer