Form 10-Q
period 2004-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2004-11-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2004

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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

PART I

Item 1. Financial Statements.
SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

INCOME

Interest income	$3,535	$4,568	$11,301	$14,376
Other income	275	286	850	853

Total Income	3,810	4,854	12,151	15,229

EXPENSES

Interest expense	3,645	4,679	11,632	14,706
General & administrative	165	175	519	523

Total Expenses	3,810	4,854	12,151	15,229

NET INCOME	--	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290	$3,290

See note to financial statements.

SDG&E FUNDING LLC
BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2004	2003

ASSETS

Current Assets:
Cash and cash equivalents	$565	$565
Interest and other receivables	4,404	3,914
Current portion of transition property	65,800	65,800

Total Current Assets	70,769	70,279

Noncurrent Assets:
Transition property	142,458	190,404
Deferred financing costs	2,127	2,617
Restricted funds	23,440	18,157

TOTAL ASSETS	$238,794	$281,457

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	20,250	14,967

Total Current Liabilities	86,050	80,767

Long-term debt	149,454	197,400

Total Liabilities	235,504	278,167

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$238,794	$281,457

See note to financial statements.

SDG&E FUNDING LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)
	Nine Months Ended
	September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs	490	497
Increase in interest and other receivables	(490)	(562)
Increase in overcollections from SDG&E customers	5,283	2,674

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,283	2,609

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	47,946	47,879
Payments on long-term debt	(47,946)	(47,879)
Increase in restricted funds	(5,283)	(2,680)

NET CASH USED BY FINANCING ACTIVITIES	(5,283)	(2,680)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	--	--
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	565	565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$11,719	$14,804

See note to financial statements.

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2003 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2004 and June 30, 2004.

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

Item 2. Management's Narrative Analysis of the Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2004 and June 30, 2004.

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

Collections of $21,465,000 resulted in a net overcollection for the three months ended September 30, 2004, of $1,661,000 after deducting scheduled principal and interest payments of $19,551,000, payments of $171,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $20,753,000 resulted in a net undercollection for the three months ended September 30, 2003, of $168,000 after deducting scheduled principal and interest payments of $20,627,000, payments of $212,000 for servicing fees and other expenses, and $82,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

Collections of $65,487,000 resulted in a net overcollection for the nine months ended September 30, 2004, of $5,035,000 after deducting scheduled principal and interest payments of $59,664,000, payments of $542,000 for servicing fees and other expenses, and $246,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $66,100,000 resulted in a net overcollection for the nine months ended September 30, 2003, of $2,434,000 after deducting scheduled principal and interest payments of $62,755,000, payments of $665,000 for servicing fees and other expenses, and $246,000 retained to fund the Overcollateralization Account established under the Notes' indenture.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2004, delivered pursuant to the Note Indenture. It includes information relating to the collections of the nonbypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers.

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

Exhibit 99 - Miscellaneous

99.1 Quarterly Servicer's Certificate dated September 22, 2004.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: November 15, 2004

By: /s/ James P. Trent
-----------------------------
James P. Trent
Chief Financial Officer and
Chief Accounting Officer