Form 10-K
period 2004-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2005-03-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-----------------------------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PART I

ITEM 1. BUSINESS

GENERAL

SDG&E Funding LLC (the Note Issuer) is a special-purpose, single-member limited liability company organized under the laws of the State of Delaware. San Diego Gas & Electric Company (SDG&E), as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The Note Issuer was organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SDG&E in the event SDG&E becomes subject to such a proceeding.

The only material business conducted by the Note Issuer has been the acquisition of Transition Property and the issuance on December 16, 1997 of $658,000,000 in principal amount of the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the Notes), with scheduled maturities ranging from one year to ten years and final maturities ranging from three to twelve years. The specific interest rate and maturity of each class of Notes is specified in Note C of the Notes to Financial Statements herein. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of Notes (the Certificates) in a public offering.

The Note Issuer has no employees. It has entered into a servicing agreement (the Servicing Agreement) with SDG&E, pursuant to which SDG&E is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an Administrative Services Agreement with SDG&E pursuant to which SDG&E performs administrative and operational duties for the Note Issuer.

TRANSITION PROPERTY

The California Public Utilities Code (the PU Code) provides for the creation of Transition Property. A financing order dated September 3, 1997 (the Financing Order) issued by the California Public Utilities Commission, together with the related Issuance Advice Letter, establishes, among other things, separate non-bypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SDG&E, as the servicer of the Transition Property (in such capacity, the Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections with respect thereto and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections.

THE TRUST

The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. It will not conduct any other material business activities.

ITEM 2. PROPERTIES

The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2004, 2003 and 2002 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of Certificates in 2004.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 2004, the original principal amount of all series of Notes which then remained outstanding was $197,400,000. As of December 31, 2004, the Note Issuer has not made any distributions to SDG&E. The Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company (DTC). DTC has informed the Note Issuer that as of February 28, 2005, there were approximately 30 beneficial holders of Certificates.

(b) The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30761 on Form S-3, as filed with the Securities and Exchange Commission (the Commission) on November 21, 1997 for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 4, 1997. Certificates in the aggregate amount of $658,000,000 were sold on December 16, 1997. In connection with the offering of the Certificates, Morgan Stanley, Inc. and Lehman Brothers Inc. acted as the managing underwriters. The Trust purchased the Notes from the Note Issuer on December 16, 1997, pursuant to a private sale in the aggregate amount of $658,000,000. Notes and Certificates in the aggregate principal amount of $800,000,000 were authorized and $658,000,000 have been offered and sold to date. All of the Notes offered in the sale were purchased. The amount of each class of Notes and Certificates registered and the respective sale prices, which exclude the original issue discount, are as follows:

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

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I (Omission of Information by Certain Wholly Owned Subsidiaries) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

As discussed above under Item 1. Business, the Note Issuer was established in July 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on December 16, 1997, the Note Issuer issued Notes in order to purchase Transition Property. The Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1.

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

Collections of $89,008,000 resulted in a net overcollection for 2004 of $7,051,000 after deducting scheduled principal and interest payments of $80,926,000, $703,000 for servicing fees and other expenses and $328,000 retained to fund the Overcollateralization Account established under the Notes' indenture. Collections of $88,432,000 resulted in a net overcollection for 2003 of $2,115,000 after deducting scheduled principal and interest payments of $85,123,000, $866,000 for servicing fees and other expenses and $328,000 retained to fund the Overcollateralization Account. Collections of $104,556,000 resulted in a net overcollection for 2002 of $10,878,000 after deducting scheduled principal and interest payments of $89,124,000, $1,031,000 for servicing fees and other expenses, $1,645,000 retained to fund the Overcollateralization Account and $1,878,000 retained to fund the Capital Sub-Account that had been depleted during 2001 due to undercollections (described below).

The 2000-2001 California energy crisis resulted in collections of the non-bypassable charge being below anticipated levels, resulting in an undercollection in 2001. The undercollection was deducted from the previous surplus collections, the Overcollateralization Sub-Account and the Capital Sub-Account, in that order, to provide the required funds for principal and interest payments, servicing fees and other expenses. In December 2001, SDG&E reforecasted future consumption patterns and a new FTA rate was set for January 1, 2002 and beyond. The FTA Charges are adjusted at least annually if there is a material shortfall or overage in collections. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed on page 9 of this Annual Report.

Since the Trust is a pass-through entity with no assets other than the Notes, financial statements for the Trust are not included.

Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management has established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify the company's financial reports and to other members of senior management and the Board of Directors. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the company have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level, to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements.

The following financial statements of the Note Issuer and report of independent auditors are included in Item 8:

Report of Independent Registered Public Accounting Firm Statements of Operations and Changes in Member's Equity Balance Sheets Statements of Cash Flows Notes to Financial Statements

2. Financial Statement Schedules.

None.

3. Exhibits.

The following exhibits are filed as a part of this report:

Exhibit	Description
3.1	Certificate of Formation. (1)
3.2	Limited Liability Company Agreement. (1)
3.3	Amended and Restated Limited Liability Company Agreement. (1)
4.1	Note Indenture. (2)
4.2	Amended and Restated Declaration and Agreement of Trust. (1)
4.3	Series Supplement. (2)
4.4	Form of Note. (1)
4.5	First Supplemental Trust Agreement. (2)
4.6	Form of Rate Reduction Certificate. (2)
10.1	Transition Property Purchase and Sale Agreement. (2)
10.2	Transition Property Servicing Agreement. (2)
10.3	Note Purchase Agreement. (2)
10.4	Fee and Indemnity Agreement. (2)
23.1	Consent of Independent Registered Public Accounting Firm, page 17.
31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.
32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
99.1	Quarterly Servicer's Certificate, dated December 16, 2004.

(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed after September 30, 2004.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of SDG&E Funding LLC:

We have audited the accompanying balance sheets of SDG&E Funding LLC (the "Company") as of December 31, 2004 and 2003, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

March 11, 2005

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	For the Year Ended December 31,

	2004	2003	2002

INCOME

Interest income	$14,616	$18,741	$22,816
Other income	1,127	1,130	1,104

Total Income	15,743	19,871	23,920

EXPENSES

Interest expense	15,059	19,183	23,256
Amortization of deferred financing costs	654	648	656
Other expenses	30	40	8

Total Expenses	15,743	19,871	23,920

NET INCOME	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290

See notes to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	Balance at December 31,

	2004	2003

ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	4,568	3,914
Current portion of transition property	65,800	65,800

Total Current Assets	70,933	70,279

Noncurrent Assets:
Transition property	124,604	190,404
Deferred financing costs, net	1,963	2,617
Restricted funds	25,538	18,157

TOTAL ASSETS	$223,038	$281,457

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	22,348	14,967

Total Current Liabilities	88,148	80,767

Long-term debt	131,600	197,400

Total Liabilities	219,748	278,167

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$223,038	$281,457

See notes to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Year Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--	$--
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs	654	648	656
Increase in interest and other receivables	(654)	(655)	(693)
Increase in overcollections from SDG&E customers	7,381	2,437	12,530
Decrease in undercollections from SDG&E customers	--	--	1,871
Other	--	13	--

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,381	2,443	14,364

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	65,800	65,800	65,800
Payments on long-term debt	(65,800)	(65,800)	(65,800)
Increase in restricted funds	(7,381)	(2,443)	(14,402)

NET CASH USED BY FINANCING ACTIVITIES	(7,381)	(2,443)	(14,402)

NET DECREASE IN CASH	--	--	(38)
CASH AT BEGINNING OF PERIOD	565	565	603

CASH AT END OF PERIOD	$565	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$15,126	$19,251	$23,324

See note to financial statements.

NOTES TO FINANCIAL STATEMENTS

A. Nature of Operations

The financial statements include the accounts of SDG&E Funding LLC (SDG&E Funding or the company), a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. SDG&E Funding was formed on July 1, 1997, in order to effect the issuance of notes (the Underlying Notes) intended to support a 10-percent electric-rate reduction. This reduction was provided to SDG&E's residential and small commercial customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890.

SDG&E Funding was organized for the limited purposes of issuing the Underlying Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from a non-bypassable charge levied on residential and small commercial customers (the FTA Charges or FTA rate). Since the Transition Property is recorded at its present value, each payment includes an interest income component. The non-bypassable charge has been authorized by the California Public Utility Commission pursuant to electric restructuring legislation.

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

B. Summary of Accounting Policies

Collateral Deposit

SDG&E Funding is required to maintain $3.2 million on deposit as collateral to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that future collections of the non-bypassable charge provide insufficient funds to make such payments. On the balance sheet this deposit is included in restricted funds, which also includes the three accounts referred to in the next paragraph. The use of these accounts is restricted to covering deficiencies between current collections and required payments.

Overcollections/Undercollections from SDG&E Customers

The undercollection of FTA Charges resulting from the 2000-2001 California energy crisis necessitated the use of previous surplus collections in the Reserve Sub-Account, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order, to make required payments. After adjusting the FTA rate in 2002, overcollections of the FTA Charges occurred, enabling the company to replenish the Capital Sub-Account and the Overcollateralization Sub-Account and to accumulate additional surplus collections in the Reserve Sub-Account for future use as necessary.

Unamortized Debt Issuance Expense

The costs associated with the issuance of the Underlying Notes have been capitalized and are being amortized over the life of the Underlying Notes.

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

C. Long-Term Debt

In December 1997, SDG&E Funding issued $658 million of the Underlying Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust (the Trust). The Trust, in turn, issued pass-through certificates known as rate-reduction bonds with an original principal amount equal to the original principal amount of the Underlying Notes. SDG&E Funding used the proceeds from the Underlying Notes to purchase the Transition Property from SDG&E.

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

			Year ended December 31,
Class	Scheduled Maturity Date	Interest Rate	2004	2003

			(Dollars in thousands)

A-6	September 25, 2006	6.31%	$ 113,864	$ 179,664
A-7	December 26, 2007	6.37%	83,536	83,536

			197,400	263,200
Less current portion			(65,800)	(65,800)

Long-term debt			$ 131,600	$ 197,400

The non-current portion is due equally in 2006 and 2007. Based on quoted market prices, the fair values of the Underlying Notes were $206 million at December 31, 2004, and $284 million at December 31, 2003.

The source of funds for repayment is the non-bypassable charge authorized by the CPUC. This non-bypassable charge is collected by SDG&E, as Servicer, from its residential and small commercial customers. Collections of the non-bypassable charge are deposited on a monthly basis by SDG&E in an SDG&E Funding account maintained by the Certificate Trustee, Bankers Trust Company. Each quarter such monies are used to make principal and interest payments on the Underlying Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Underlying Notes. Any amounts not required for debt service are returned to SDG&E Funding.

D. Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, SDG&E, the Servicer, is required to manage and administer the Transition Property of SDG&E Funding and to collect the non-bypassable charge from electric customers on behalf of SDG&E Funding. SDG&E retains a servicing fee each quarter equal to 0.25% of the outstanding principal amount of the Underlying Notes. The Servicer is also entitled to retain as compensation any interest earnings on non-bypassable charge collections prior to remittance to the Trust and any late payment charges collected from SDG&E's customers.

The Trust was created for the limited purposes of purchasing the Underlying Notes from SDG&E Funding, issuing the rate-reduction bonds, and applying the proceeds from the Underlying Notes to the payment of the rate-reduction bonds. Under a Fee and Indemnity Agreement, SDG&E Funding is responsible for paying all fees and expenses incurred by the Certificate Trustee and the Delaware Trustee, Bankers Trust Delaware.

E. Quarterly Financial Data (Unaudited)

Quarter ended

Dollars in thousands	March 31	June 30	September 30	December 31

2004
Income	$ 4,337	$ 4,004	$ 3,810	$ 3,592
Expenses	4,337	4,004	3,810	3,592

Net Income	$ 0	$ 0	$ 0	$ 0

2003
Income	$ 5,361	$ 5,014	$ 4,854	$ 4,642
Expenses	5,361	5,014	4,854	4,642

Net Income	$ 0	$ 0	$ 0	$ 0

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Number 333-30761 of SDG&E Funding LLC on Form S-3 of our report dated March 11, 2005, relating to the financial statements of SDG&E Funding LLC, appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2004.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 11, 2005

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

Signature	Title	Date
/S/ Charles A. McMonagle ________________________ Charles A. McMonagle	President, Chief Executive Officer and Director	March 14, 2005

/S/ James P. Trent ________________________ James P. Trent	Chief Financial Officer, Chief Accounting Officer and Director	March 14, 2005

/S/ Donald J. Puglisi ________________________ Donald J. Puglisi	Director	March 11, 2005