Form 10-Q
period 2005-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2005-05-12
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2005

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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
(In thousands of dollars)

	Three Months Ended
	March 31,

	2005	2004

INCOME

Interest income	$2,998	$4,036
Other income	301	301

Total Income	3,299	4,337

EXPENSES

Interest expense	3,109	4,147
General & administrative	190	190

Total Expenses	3,299	4,337

NET INCOME	--	--

Member's equity at
beginning of period	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290

See note to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,

	2005	2004

ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	4,731	4,568
Current portion of transition property	65,800	65,800

Total Current Assets	71,096	70,933

Noncurrent Assets:
Transition property	107,545	124,604
Deferred financing costs	1,800	1,963
Restricted funds	27,617	25,538

TOTAL ASSETS	$208,058	$223,038

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	24,427	22,348

Total Current Liabilities	90,227	88,148

Long-term debt	114,541	131,600

Total Liabilities	204,768	219,748

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$208,058	$223,038

See note to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Three Months Ended
	March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs	163	163
Increase in interest and other receivables	(163)	(163)
Increase in overcollections from SDG&E customers	2,079	1,676

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,079	1,676

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	17,059	17,104
Payments on long-term debt	(17,059)	(17,104)
Increase in restricted funds	(2,079)	(1,676)

NET CASH USED BY FINANCING ACTIVITIES	(2,079)	(1,676)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	--	--
CASH AT BEGINNING OF PERIOD	565	565

CASH AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$3,127	$4,165

See note to financial statements.

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2004 Annual Report on Form 10-K.

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

SDG&E Funding LLC was organized for the limited purposes of issuing Notes, and holding and servicing Transition Property. Notes are SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (presented in the financial statements as Long-Term Debt), secured by the Transition Property and other, limited collateral. Transition Property is the right to be paid a specified amount (presented in the financial statements as Transition Property) from nonbypassable charges, frequently referred to as FTA Charges, levied on residential electric customers and small commercial electric customers of SDG&E. The nonbypassable charges were authorized by the California Public Utilities Commission pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, its federal income tax effects and its State of California franchise tax effects accrue to SDG&E.

Item 2. Management's Narrative Analysis of the Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2004.

The Note Issuer is limited by its organizational documents to engaging in the activities of owning certain property created pursuant to the California Public Utilities Code (the Transition Property) and issuing SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the Notes) secured by the Transition Property and other limited collateral, and related activities. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee. The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of the Notes in a public offering.

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

Collections of $22,414,000 resulted in a net overcollection for the quarter ended March 31, 2005, of $2,079,000 after deducting scheduled principal and interest payments of $20,186,000 and $149,000 for servicing fees and other expenses.

Collections of $23,136,000 resulted in a net overcollection for the quarter ended March 31, 2004, of $1,676,000 after deducting scheduled principal and interest payments of $21,269,000 and $191,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2005, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

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

Exhibit 99 - Miscellaneous

99.1 Quarterly Servicer's Certificate dated March 17, 2005.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: May 12, 2005

By: /s/ James P. Trent
-----------------------------
James P. Trent
Chief Financial Officer and
Chief Accounting Officer