Form 10-Q
period 2005-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2005-08-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2005

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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

PART I

Item 1. Financial Statements.
SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

INCOME

Interest income	$2,704	$3,730	$5,702	$7,766
Other income	274	274	575	575

Total Income	2,978	4,004	6,277	8,341

EXPENSES

Interest expense	2,814	3,840	5,923	7,987
General & administrative	164	164	354	354

Total Expenses	2,978	4,004	6,277	8,341

NET INCOME	--	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290	$3,290

See note to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	June 30,	December 31,

	2005	2004

ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	4,895	4,568
Current portion of transition property	65,800	65,800

Total Current Assets	71,260	70,933

Noncurrent Assets:
Transition property	92,533	124,604
Deferred financing costs	1,636	1,963
Restricted funds	28,080	25,538

TOTAL ASSETS	$193,509	$223,038

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	24,890	22,348

Total Current Liabilities	90,690	88,148

Long-term debt	99,529	131,600

Total Liabilities	190,219	219,748

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$193,509	$223,038

See note to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	327	327
Increase in interest and other receivables	(327)	(327)
Increase in overcollections from SDG&E customers	2,542	3,540

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,542	3,540

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	32,071	32,053
Payments on long-term debt	(32,071)	(32,053)

NET CASH USED BY FINANCING ACTIVITIES	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted funds	(2,542)	(3,540)

NET CASH USED BY INVESTING ACTIVITIES	(2,542)	(3,540)

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--
CASH AT BEGINNING OF PERIOD	565	565

CASH AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$5,984	$8,059

See note to financial statements.

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2004 Annual Report on Form 10-K and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

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

In the Statement of Cash Flows for the six months ended June 30, 2005, SDG&E Funding LLC changed the classification of changes in restricted cash balances to present the changes as investing activity. These changes previously were presented as operating activity. In the Statement of Cash Flows for the six months ended June 30, 2004, these changes have been reclassified to be consistent with the 2005 presentation.

Item 2. Management's Narrative Analysis of the Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2004 and in the Note Issuer's Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

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

Collections of $18,472,000 resulted in a net overcollection for the quarter ended June 30, 2005, of $463,000 after deducting scheduled principal and interest payments of $17,870,000 and $139,000 for servicing fees and other expenses. Collections of $20,888,000 resulted in a net overcollection for the quarter ended June 30, 2004, of $1,864,000 after deducting scheduled principal and interest payments of $18,844,000 and $180,000 for servicing fees and other expenses.

Collections of $40,886,000 resulted in a net overcollection for the six months ended June 30, 2005, of $2,543,000 after deducting scheduled principal and interest payments of $38,055,000 and $288,000 for servicing fees and other expenses. Collections of $44,022,000 resulted in a net overcollection for the six months ended June 30, 2004, of $3,538,000 after deducting scheduled principal and interest payments of $40,113,000 and $371,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 2005, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

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

Exhibit 99 - Miscellaneous

99.1 Quarterly Servicer's Certificate dated June 20, 2005.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: August 15, 2005	By: /s/ James P. Trent

James P. Trent Chief Financial Officer and Chief Accounting Officer