Form 10-Q/A
period 2005-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2005-08-15
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
Quarterly Report

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include Exhibits 31 and 32 that were inadvertently left off of the company's original Form 10-Q filing for the quarterly period ended June 30, 2005, due to a technical problem with the EDGAR template. This Form 10-Q/A reproduces all items of the Form 10-Q, as well as including the Exhibits 31 and 32.

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