Form 10-K
period 2005-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2006-03-29
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-----------------------------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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
-----------------------------------------------------------------------
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes		No	X

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was $0.

Registrant's common stock outstanding as of February 28, 2006: None

DOCUMENTS INCORPORATED BY REFERENCE:
Not Applicable

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2005, 2004 and 2003 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of Certificates in 2005.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remain outstanding. As of December 31, 2005, the original principal amount of all series of Notes which then remained outstanding was $131,600,000. As of December 31, 2005, the Note Issuer has not made any distributions to SDG&E. The Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company (DTC). DTC has informed the Note Issuer that as of February 28, 2006, there were approximately 34 beneficial holders of Certificates.

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

Collections of $80,178,000 resulted in a net overcollection for 2005 of $2,867,000 after deducting scheduled principal and interest payments of $76,774,000 and $537,000 for servicing fees and other expenses. Collections of $89,008,000 resulted in a net overcollection for 2004 of $7,379,000 after deducting scheduled principal and interest payments of $80,926,000 and $703,000 for servicing fees and other expenses. Collections of $88,432,000 resulted in a net overcollection for 2003 of $2,443,000 after deducting scheduled principal and interest payments of $85,123,000 and $866,000 for servicing fees and other expenses. The servicing fees and other expenses do not flow through SDG&E Funding LLC, but are retained quarterly by SDG&E from the collections for servicing and administrative fees SDG&E is entitled to pursuant to the servicing and administrative services agreements.

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

Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements.

The following financial statements of the Note Issuer and report of independent auditors are included in Item 8:

Reports of Independent Registered Public Accounting Firm Statements of Operations and Changes in Member's Equity Balance Sheets Statements of Cash Flows Notes to Financial Statements

2. Financial Statement Schedules.

None.

3. Exhibits.

The following exhibits are filed as a part of this report:

Exhibit	Description
3.1	Certificate of Formation. (1)
3.2	Limited Liability Company Agreement. (1)
3.3	Amended and Restated Limited Liability Company Agreement. (1)
4.1	Note Indenture. (2)
4.2	Amended and Restated Declaration and Agreement of Trust. (1)
4.3	Series Supplement. (2)
4.4	Form of Note. (1)
4.5	First Supplemental Trust Agreement. (2)
4.6	Form of Rate Reduction Certificate. (2)
10.1	Transition Property Purchase and Sale Agreement. (2)
10.2	Transition Property Servicing Agreement. (2)
10.3	Note Purchase Agreement. (2)
10.4	Fee and Indemnity Agreement. (2)
23.1	Consent of Independent Registered Public Accounting Firm, page 17.
31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.
32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
99.1	Quarterly Servicer's Certificate, dated December 16, 2005.

(1) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Registration Statement on Form S-3, as amended, File No. 333-30761.

(2) Incorporated by reference to the same-titled exhibit to the Note Issuer and Trust's Current Report on Form 8-K filed with the Commission on December 23, 1997.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed after September 30, 2005.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of SDG&E Funding LLC:

We have audited the accompanying balance sheets of SDG&E Funding LLC (the "Company") as of December 31, 2005 and 2004, and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

March 29, 2006

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	For the Year Ended December 31,

	2005	2004	2003

INCOME

Interest income	$10,463	$14,616	$18,741
Other income	1,137	1,127	1,130

Total Income	11,600	15,743	19,871

EXPENSES

Interest expense	10,906	15,059	19,183
General & administrative	654	654	648
Other expenses	40	30	40

Total Expenses	11,600	15,743	19,871

NET INCOME	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290

See notes to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	Balance at December 31,

	2005	2004

ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	5,222	4,568
Current portion of transition property	65,800	65,800

Total Current Assets	71,587	70,933

Noncurrent Assets:
Transition property	58,804	124,604
Deferred financing costs	1,309	1,963
Restricted funds	28,405	25,538

TOTAL ASSETS	$160,105	$223,038

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	25,215	22,348

Total Current Liabilities	91,015	88,148

Long-term debt	65,800	131,600

Total Liabilities	156,815	219,748

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$160,105	$223,038

See notes to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	654	654	648
Increase in interest and other receivables	(654)	(654)	(655)
Increase in overcollections from SDG&E customers	2,867	7,381	2,437
Other	--	--	13

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,867	7,381	2,443

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	65,800	65,800	65,800
Payments on long-term debt	(65,800)	(65,800)	(65,800)

NET CASH USED BY FINANCING ACTIVITIES	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in restricted funds	(2,867)	(7,381)	(2,443)

NET CASH USED BY INVESTING ACTIVITIES	(2,867)	(7,381)	(2,443)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	--	--	--
CASH AT BEGINNING OF PERIOD	565	565	565

CASH AT END OF PERIOD	$565	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$10,974	$15,126	$19,251

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

Basis of Presentation

In the Statement of Cash Flows for each of the three years in the period ended December 31, 2005, SDG&E Funding LLC changed the classification of changes in restricted cash balances to present the changes as investing activity. These changes previously were presented as financing activity.

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

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

			Year ended December 31,
Class	Scheduled Maturity Date	Interest Rate	2005	2004

			(Dollars in thousands)

A-6	September 25, 2006	6.31%	$ 48,064	$ 113,864
A-7	December 26, 2007	6.37%	83,536	83,536

			131,600	197,400
Less current portion			(65,800)	(65,800)

Long-term debt			$ 65,800	$ 131,600

The non-current portion is due in 2007. Based on quoted market prices, the fair values of the Underlying Notes were $134 million at December 31, 2005 and $206 million at December 31, 2004.

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

E. Quarterly Financial Data (Unaudited)

Quarter ended

Dollars in thousands	March 31	June 30	September 30	December 31

2005
Income	$ 3,299	$ 2,978	$ 2,771	$ 2,552
Expenses	3,299	2,978	2,771	2,552

Net Income	$ 0	$ 0	$ 0	$ 0

2004
Income	$ 4,337	$ 4,004	$ 3,810	$ 3,592
Expenses	4,337	4,004	3,810	3,592

Net Income	$ 0	$ 0	$ 0	$ 0

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Number 333-30761 of SDG&E Funding LLC on Form S-3 of our report dated March 29, 2006, relating to the financial statements of SDG&E Funding LLC, appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2005.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC, as Registrant
/S/ Charles A. McMonagle
By: ________________________ Name: Charles A. McMonagle Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ Charles A. McMonagle ________________________ Charles A. McMonagle	President, Chief Executive Officer and Director	March 29, 2006

/S/ James P. Trent ________________________ James P. Trent	Chief Financial Officer, Chief Accounting Officer and Director	March 29, 2006

/S/ Donald J. Puglisi ________________________ Donald J. Puglisi	Director	March 29, 2006