Form 10-Q
period 2006-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2006-05-11
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2006

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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
(In thousands of dollars)

	Three Months Ended
	March 31,

	2006	2005

	(unaudited)
INCOME

Interest income	$1,960	$2,998
Other income	291	301

Total Income	2,251	3,299

EXPENSES

Interest expense	2,071	3,109
General & administrative	180	190

Total Expenses	2,251	3,299

NET INCOME	--	--

Member's equity at
beginning of period	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290

See note to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,
	2006	2005

	(unaudited)
ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	5,386	5,222
Current portion of transition property	65,800	65,800

Total Current Assets	71,751	71,587

Noncurrent Assets:
Transition property	41,772	58,804
Deferred financing costs	1,145	1,309
Restricted funds	28,019	28,405

TOTAL ASSETS	$142,687	$160,105

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	24,829	25,215

Total Current Liabilities	90,629	91,015

Long-term debt	48,768	65,800

Total Liabilities	139,397	156,815

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$142,687	$160,105

See note to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Three Months Ended
	March 31,

	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	164	163
Increase in interest and other receivables	(164)	(163)
Increase (decrease) in overcollections from SDG&E customers	(386)	2,079

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(386)	2,079

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	17,032	17,059
Payments on long-term debt	(17,032)	(17,059)

NET CASH USED BY FINANCING ACTIVITIES	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in restricted funds	386	(2,079)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	386	(2,079)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	--	--
CASH AT BEGINNING OF PERIOD	565	565

CASH AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$2,089	$3,127

See note to financial statements.

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company whose sole member is San Diego Gas & Electric Company (SDG&E), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2005 Annual Report on Form 10-K.

SDG&E Funding LLC believes that the accompanying unaudited statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

Beginning with the Statement of Cash Flows for the six months ended June 30, 2005, SDG&E Funding LLC changed the classification of changes in restricted cash balances to present the changes as investing activities. These changes previously were presented as financing activities. The presentation in the Statement of Cash Flows for the three months ended March 31, 2005, has been reclassified to be consistent with the current presentation.

Item 2. Management's Narrative Analysis of the Results of Operations.

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Collections of $18,843,000 resulted in a net undercollection for the quarter ended March 31, 2006, of $386,000 after deducting scheduled principal and interest payments of $19,121,000 and $108,000 for servicing fees and other expenses. Collections of $22,414,000 resulted in a net overcollection for the quarter ended March 31, 2005, of $2,079,000 after deducting scheduled principal and interest payments of $20,186,000 and $149,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2006, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31 - Section 302 Certification

31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32-Section 906 Certification

32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 - Miscellaneous

99.1 Quarterly Servicer's Certificate dated March 22, 2006.

(b) Reports on 8-K:

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: May 11, 2006	/S/ James P. Trent

James P. Trent Chief Financial Officer and Chief Accounting Officer