Form 10-Q
period 2006-09-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2006-11-13
CIK 1041864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2006

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes		No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		No	X

PART I
Item 1. Financial Statements

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
INCOME

Interest income	$1,457	$2,496	$5,094	$8,198
Other income	276	275	842	850

Total Income	1,733	2,771	5,936	9,048

EXPENSES

Interest expense	1,569	2,606	5,427	8,529
General & administrative	164	165	509	519

Total Expenses	1,733	2,771	5,936	9,048

NET INCOME	--	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290	3,290

MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290	$3,290

See note to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	September 30,	December 31,
	2006	2005

	(unaudited)
ASSETS

Current Assets:
Cash	$565	$565
Interest and other receivables	5,713	5,222
Current portion of transition property	65,800	65,800

Total Current Assets	72,078	71,587

Noncurrent Assets:
Transition property	10,740	58,804
Deferred financing costs	818	1,309
Restricted funds	25,263	28,405

TOTAL ASSETS	$108,899	$160,105

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	22,073	25,215

Total Current Liabilities	87,873	91,015

Long-term debt	17,736	65,800

Total Liabilities	105,609	156,815

Member's Equity	3,290	3,290

TOTAL LIABILITIES AND MEMBER'S EQUITY	$108,899	$160,105

See note to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)
	Nine Months Ended
	September 30,

	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	491	490
Increase in interest and other receivables	(491)	(515)
Increase (decrease) in overcollections from SDG&E customers	(3,142)	2,982

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(3,142)	2,957

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	48,064	47,998
Payments on long-term debt	(48,064)	(47,998)

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in restricted funds	3,142	(2,982)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3,142	(2,982)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(25)
CASH AT BEGINNING OF PERIOD	565	565

CASH AT END OF PERIOD	$565	$540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$5,490	$8,605

See note to financial statements.

SDG&E FUNDING LLC

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E or the company), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2005 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

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

Item 2. Management's Narrative Analysis of the Results of Operations

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2005 and in the Note Issuer's Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2006 and June 30, 2006.

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

Collections of $16,634,000 resulted in a net undercollection for the quarter ended September 30, 2006, of $991,000 after deducting scheduled principal and interest payments of $17,537,000 and $88,000 for servicing fees and other expenses. Collections of $19,116,000 resulted in a net overcollection for the quarter ended September 30, 2005, of $439,000 after deducting scheduled principal and interest payments of $18,548,000 and $129,000 for servicing fees and other expenses.

Collections of $50,706,000 resulted in a net undercollection for the nine months ended September 30, 2006, of $3,142,000 after deducting scheduled principal and interest payments of $53,554,000 and $294,000 for servicing fees and other expenses. Collections of $60,002,000 resulted in a net overcollection for the nine months ended September 30, 2005, of $2,982,000 after deducting scheduled principal and interest payments of $56,603,000 and $417,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended September 30, 2006, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

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

Exhibit 99 -- Miscellaneous

99.1 Third Quarter 2006 Servicer's Certificate.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDG&E Funding LLC,
as Registrant

Date: November 9, 2006	/S/ James P. Trent

James P. Trent Chief Financial Officer and Chief Accounting Officer