Form 10-K
period 2006-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2007-03-27
CIK 1041864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
-----------------------------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was $0.

Registrant's common stock outstanding as of February 28, 2007: None

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

The only material business conducted by the Note Issuer has been the acquisition of Transition Property and the issuance on December 16, 1997 of $658,000,000 in principal amount of the SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the Notes), with scheduled maturities ranging from one year to ten years and final maturities ranging from three to twelve years. The specific interest rate and maturity of each remaining class of Notes is specified in Note C of the Notes to Financial Statements herein. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SDG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of Notes (the Certificates) in a public offering.

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

TRANSITION PROPERTY

The California Public Utilities Code (the PU Code) provides for the creation of Transition Property. A financing order dated September 3, 1997 (the Financing Order) issued by the California Public Utilities Commission, together with the related Issuance Advice Letter, establishes, among other things, separate non-bypassable charges (the FTA Charges) payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Sub-Account established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  PROPERTIES

The Note Issuer and the Trust have no tangible properties. The primary assets of the Note Issuer and the Trust are the Transition Property and the Notes, respectively, as described above in Item 1. Collections related to the Transition Property and the related payments on the Notes in 2006, 2005 and 2004 are shown on the Statements of Cash Flows included in this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of Certificates in 2006.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remain outstanding. As of December 31, 2006, the original principal amount of all series of Notes which then remained outstanding was $65,800,000. As of December 31, 2006, the Note Issuer has not made any distributions to SDG&E. The Note Issuer intends to make a final distribution to the sole member as permitted by the Indenture once all Notes have been paid in full.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company (DTC). DTC has informed the Note Issuer that as of February 28, 2007, there were approximately 16 beneficial holders of Certificates.

(b)

The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30761 on Form S-3, as filed with the Securities and Exchange Commission (the Commission) on November 21, 1997 for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 4, 1997. Certificates in the aggregate amount of $658,000,000 were sold on December 16, 1997. In connection with the offering of the Certificates, Morgan Stanley, Inc. and Lehman Brothers Inc. acted as the managing underwriters. The Trust purchased the Notes from the Note Issuer on December 16, 1997, pursuant to a private sale in the aggregate amount of $658,000,000. Notes and Certificates in the aggregate principal amount of $800,000,000 were authorized and $658,000,000 have been offered and sold. All of the Notes offered in the sale were purchased. The amount of each class of Notes and Certificates registered and the respective sale prices, which exclude the original issue discount, are as follows:

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

Collections of $67,885,000 resulted in a net undercollection for 2006 of $5,109,000 after deducting scheduled principal and interest payments of $72,621,000 and $373,000 for servicing fees and other expenses. Collections of $80,178,000 resulted in a net overcollection for 2005 of $2,867,000 after deducting scheduled principal and interest payments of $76,774,000 and $537,000 for servicing fees and other expenses. Collections of $89,009,000 resulted in a net overcollection for 2004 of $7,381,000 after deducting scheduled principal and interest payments of $80,926,000 and $702,000 for servicing fees and other expenses. The servicing fees and other expenses do not flow through SDG&E Funding LLC, but are retained quarterly by SDG&E from the collections for servicing and administrative fees SDG&E is entitled to pursuant to the servicing and administrative services agreements.

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

Exhibit 99.1 contains financial information regarding collections of FTA Charges by the Servicer for the fourth quarter of 2006.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

Not applicable to the Trust.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Omitted with respect to the Note Issuer pursuant to Instruction J of Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as part of this report:

1. Financial Statements.

The following financial statements of the Note Issuer and report of independent auditors are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Operations and Changes in Member's Equity

Balance Sheets

Statements of Cash Flows

Notes to Financial Statements

2. Financial Statement Schedules.

None.

3. Exhibits.

The following exhibits are filed as a part of this report:

Exhibit	Description
3.1	Certificate of Formation. (1)
3.2	Limited Liability Company Agreement. (1)
3.3	Amended and Restated Limited Liability Company Agreement. (1)
4.1	Note Indenture. (2)
4.2	Amended and Restated Declaration and Agreement of Trust. (1)
4.3	Series Supplement. (2)
4.4	Form of Note. (1)
4.5	First Supplemental Trust Agreement. (2)
4.6	Form of Rate Reduction Certificate. (2)
10.1	Transition Property Purchase and Sale Agreement. (2)
10.2	Transition Property Servicing Agreement. (2)
10.3	Note Purchase Agreement. (2)
10.4	Fee and Indemnity Agreement. (2)
23.1	Consent of Independent Registered Public Accounting Firm, page 17.
31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.
32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
99.1	Quarterly Servicer's Certificate, dated December 18, 2006.

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of SDG&E Funding LLC:

We have audited the accompanying balance sheets of SDG&E Funding LLC (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations and changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of SDG&E Funding LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

San Diego, California

March 9, 2007

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

For the Year Ended December 31,
2006	2005	2004

INCOME

Interest income	$ 6,308	$10,463	$14,616
Other income	1,119	1,137	1,127
Total Income	7,427	11,600	15,743
EXPENSES

Interest expense	6,753	10,906	15,059
General & administrative	654	654	654
Other expenses	20	40	30
Total Expenses	7,427	11,600	15,743

NET INCOME	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290
MEMBER'S EQUITY AT
END OF PERIOD	$ 3,290	$ 3,290	$ 3,290

See notes to financial statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash	$188	$565
Interest and other receivables	6,253	5,222
Current portion of transition property	58,804	65,800
Deferred financing costs	655	--
Restricted funds	23,296	--
Total Current Assets	89,196	71,587

Noncurrent Assets:
Transition property	--	58,804
Deferred financing costs	--	1,309
Restricted funds	--	28,405
TOTAL ASSETS	$89,196	$160,105

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,800	$65,800
Overcollections from SDG&E customers	20,106	25,215
Total Current Liabilities	85,906	91,015

Long-term debt	--	65,800
Total Liabilities	85,906	156,815

Member's Equity	3,290	3,290
TOTAL LIABILITIES AND MEMBER'S EQUITY	$89,196	$160,105

See notes to financial statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	654	654	654
Increase in interest and other receivables	(1,031)	(654)	(654)
Increase (decrease) in overcollections from SDG&E customers	(5,109)	2,867	7,381

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,486)	2,867	7,381

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	65,800	65,800	65,800
Payments on long-term debt	(65,800)	(65,800)	(65,800)

NET CASH USED BY FINANCING ACTIVITIES	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in restricted funds	5,109	(2,867)	(7,381)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	5,109	(2,867)	(7,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(377)	--	--
CASH AT BEGINNING OF PERIOD	565	565	565
CASH AT END OF PERIOD	$188	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$6,821	$10,974	$15,126

See notes to financial statements.

SDG&E FUNDING LLC

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

SDG&E Funding is legally separate from SDG&E. The assets of SDG&E Funding are not available to creditors of SDG&E or Sempra Energy. SDG&E Funding will cease to exist upon the maturation or retirement of the Underlying Notes. Once the Underlying Notes have been paid in full, SDG&E will receive its initial capital contribution and any remaining funds will be returned to SDG&E's residential and small commercial customers in an action before the CPUC.

B. Summary of Accounting Policies

Collateral Deposit

SDG&E Funding is required to maintain $3.2 million on deposit as collateral to be used to make scheduled payments on the Underlying Notes and to pay other expenses of SDG&E Funding in the event that future collections of the non-bypassable charge provide insufficient funds to make such payments. On the balance sheets, this deposit is included in restricted funds, which also include the three accounts referred to in the next paragraph. The use of these accounts is restricted to covering deficiencies between current collections and required payments.

Overcollections/Undercollections from SDG&E Customers

The undercollection of FTA Charges resulting from the 2000 - 2001 California energy crisis necessitated the use of a portion of the company's previous surplus collections in the Reserve Sub-Account, the Overcollateralization Sub-Account established under the Notes' indenture and the Capital Sub-Account, in that order, to make required payments. After adjusting the FTA rate in 2002, overcollections of the FTA Charges occurred, enabling the company to replenish the Capital

Sub-Account and the Overcollateralization Sub-Account and to accumulate additional surplus collections in the Reserve Sub-Account for future use as necessary.

Unamortized Debt Issuance Expense

The costs associated with the issuance of the Underlying Notes have been capitalized and are being amortized over the ten-year life of the Underlying Notes.

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

The Underlying Notes are secured solely by the Transition Property and other assets of SDG&E Funding. Scheduled maturities and interest rates for the Underlying Notes at December 31 are as follows:

			Year ended December 31,
Class	Scheduled Maturity Date	Interest Rate	2006	2005
			(Dollars in thousands)

A-6	September 25, 2006	6.31%	$ --	$ 48,064
A-7	December 26, 2007	6.37%	65,800	83,536
			65,800	131,600

Less current portion	(65,800)	(65,800)
Long-term debt	$ --	$ 65,800

Based on quoted market prices, the fair values of the Underlying Notes were $66 million at December 31, 2006 and $134 million at December 31, 2005.

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

E. Quarterly Financial Data (Unaudited)

Quarter ended
Dollars in thousands	March 31	June 30	September 30	December 31
2006
Income	$ 2,251	$ 1,952	$ 1,733	$ 1,491
Expenses	2,251	1,952	1,733	1,491
Net Income	$ 0	$ 0	$ 0	$ 0
2005
Income	$ 3,299	$ 2,978	$ 2,771	$ 2,552
Expenses	3,299	2,978	2,771	2,552
Net Income	$ 0	$ 0	$ 0	$ 0

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-30761 on Form S-3 of our report dated March 9, 2007, relating to the financial statements of SDG&E Funding LLC, appearing in this Annual Report on Form 10-K of SDG&E Funding LLC for the year ended December 31, 2006.

/S/ Deloitte & Touche LLP

San Diego, California

March 9, 2007

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

Signature	Title	Date
/S/ Charles A. McMonagle	President, Chief Executive Officer and Director	March 27, 2007
Charles A. McMonagle

/S/ James P. Trent	Chief Financial Officer, Chief Accounting Officer and Director	March 27, 2007
James P. Trent

/S/ Donald J. Puglisi	Director	March 27, 2007
Donald J. Puglisi