Form 10-Q
period 2007-03-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2007-05-09
CIK 1041864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2007

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

Three Months Ended
March 31,
2007	2006
(unaudited)

INCOME

Interest income	$ 919	$ 1,960
Other income	301	291
Total Income	1,220	2,251
EXPENSES

Interest expense	1,030	2,071
General & administrative	190	180
Total Expenses	1,220	2,251

NET INCOME	--	--

Member's equity at
beginning of period	3,290	3,290
MEMBER'S EQUITY AT
END OF PERIOD	$ 3,290	$ 3,290

See Note to Financial Statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets:
Cash	$565	$188
Interest and other receivables	6,040	6,253
Current portion of transition property	41,657	58,804
Deferred financing costs	491	655
Restricted funds	20,870	23,296
Total Current Assets	69,623	89,196

TOTAL ASSETS	$69,623	$89,196

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$48,653	$65,800
Overcollections from SDG&E customers	17,680	20,106
Total Current Liabilities	66,333	85,906

Total Liabilities	66,333	85,906

Member's Equity	3,290	3,290
TOTAL LIABILITIES AND MEMBER'S EQUITY	$69,623	$89,196

See Note to Financial Statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	164	164
(Increase) decrease in interest and other receivables	213	(164)
Decrease in overcollections from SDG&E customers	(2,426)	(386)

NET CASH USED BY OPERATING ACTIVITIES	(2,049)	(386)

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	17,147	17,032
Payments on long-term debt	(17,147)	(17,032)

NET CASH USED BY FINANCING ACTIVITIES	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted funds	2,426	386

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,426	386

NET INCREASE IN CASH AND CASH EQUIVALENTS	377	--
CASH AT BEGINNING OF PERIOD	188	565
CASH AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$1,048	$2,089

See Note to Financial Statements.

SDG&E FUNDING LLC

Note to Financial Statements

Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E or the company), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report is unaudited and should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2006 Annual Report on Form 10-K.

Management of SDG&E Funding LLC believes that the accompanying unaudited statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

SDG&E Funding LLC was organized for the limited purposes of issuing Notes, and holding and servicing Transition Property. Notes are SDG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (presented in the financial statements as Current Portion of Long-Term Debt), secured by the Transition Property and other, limited collateral. Transition Property is the right to be paid a specified amount (presented in the financial statements as Transition Property) from nonbypassable charges, frequently referred to as FTA Charges, levied on residential electric customers and small commercial electric customers of SDG&E. The nonbypassable charges were authorized by the California Public Utilities Commission pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

Since SDG&E Funding LLC is a single-member, limited-liability company, its federal income tax effects and its State of California franchise tax effects accrue to SDG&E.

SDG&E Funding is legally separate from SDG&E. The assets of SDG&E Funding are not available to creditors of SDG&E or Sempra Energy. SDG&E Funding will cease to exist upon the maturation or retirement of the Notes. Once the Notes have been paid in full, SDG&E will receive its initial capital contribution and any remaining funds will be returned to SDG&E's residential and small commercial customers in an action before the CPUC.

Item 2. Management's Narrative Analysis of the Results of Operations

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Note to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Collections of $15,836,000 resulted in a net undercollection for the quarter ended March 31, 2007, of $2,426,000 after deducting scheduled principal and interest payments of $18,195,000 and $67,000 for servicing fees and other expenses. Collections of $18,843,000 resulted in a net undercollection for the quarter ended March 31, 2006, of $386,000 after deducting scheduled principal and interest payments of $19,121,000 and $108,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer

concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended March 31, 2007, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

Item 6. Exhibits.

Exhibits

      Exhibit 31 - Section 302 Certification

      31.1  Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.2  Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 – Section 906 Certification

      32.1  Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2  Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

      Exhibit 99 - Miscellaneous

      99.1 First Quarter 2007 Servicer's Certificate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SDG&E Funding LLC,
 as Registrant

Date: May 9, 2007	/S/ Virginia S. Oliver

Virginia S. Oliver Chief Financial Officer