Form 10-Q
period 2007-06-30
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2007-08-13
CIK 1041864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2007

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 333-30761

CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST SDG&E-1 (Issuer of the Certificates)

SDG&E FUNDING LLC (Exact Name of Registrant As Specified In Its Certificate of Formation)

Delaware	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Ash Street, Room 111, San Diego, California	92101

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(619) 696-2328

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SDG&E FUNDING LLC
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
INCOME

Interest income	$ 643	$1,677	$1,562	$3,637
Other income	275	275	576	566
Total Income	918	1,952	2,138	4,203

EXPENSES

Interest expense	753	1,787	1,783	3,858
General and administrative	165	165	355	345
Total Expenses	918	1,952	2,138	4,203

NET INCOME	--	--	--	--

Member's equity at
beginning of period	3,290	3,290	3,290	3,290
MEMBER'S EQUITY AT
END OF PERIOD	$3,290	$3,290	$3,290	$3,290

See Notes to Financial Statements.

SDG&E FUNDING LLC
BALANCE SHEETS
(In thousands of dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets:
Cash	$565	$188
Interest and other receivables	6,203	6,253
Current portion of transition property	26,207	58,804
Deferred financing costs	328	655
Restricted funds	16,775	23,296
Total Current Assets	50,078	89,196

TOTAL ASSETS	$50,078	$89,196

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$33,203	$65,800
Overcollections from SDG&E customers	13,585	20,106
Total Current Liabilities	46,788	85,906

Total Liabilities	46,788	85,906

Member's Equity	3,290	3,290
TOTAL LIABILITIES AND MEMBER'S EQUITY	$50,078	$89,196

See Notes to Financial Statements.

SDG&E FUNDING LLC
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$--	$--
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	327	327
(Increase) decrease in interest and other receivables	50	(327)
Decrease in overcollections from SDG&E customers	(6,521)	(2,151)

NET CASH USED BY OPERATING ACTIVITIES	(6,144)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES:

Collection of transition property from SDG&E	32,597	32,108
Payments on long-term debt	(32,597)	(32,108)

NET CASH USED BY FINANCING ACTIVITIES	--	--

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted funds	6,521	2,151

NET CASH PROVIDED BY INVESTING ACTIVITIES	6,521	2,151

NET INCREASE IN CASH AND CASH EQUIVALENTS	377	--
CASH AT BEGINNING OF PERIOD	188	565
CASH AT END OF PERIOD	$565	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments	$1,823	$3,908

See Notes to Financial Statements.

SDG&E FUNDING LLC

Notes to Financial Statements

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of SDG&E Funding LLC, a Delaware special-purpose limited-liability company, whose sole member is San Diego Gas & Electric Company (SDG&E or the company), a provider of electric and natural-gas services. SDG&E is a wholly owned subsidiary of Sempra Energy. Information in this quarterly report should be read in conjunction with SDG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 2006 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

Management of SDG&E Funding LLC believes that the accompanying unaudited interim financial statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

B. Early Redemption of Notes

Pursuant to the Notes' indenture dated December 16, 1997, SDG&E Funding LLC may exercise a call option, at par value, on any distribution date once the Notes' outstanding principal has been reduced to less than five percent of the initial principal balance ($32.9 million) after taking into account distributions that would otherwise be made on such distribution date. The Notes' outstanding principal will decrease to approximately $17 million, or 2.6 percent of the initial principal balance, following the third quarter payment on September 25, 2007. As of August 9, 2007, the CPUC authorized SDG&E to fund the Notes' early redemption through the use of overcollected customer funds in the Rate Reduction Bond Memorandum Account (RRBMA) and approved SDG&E's request to eliminate the FTA charge effective October 1, 2007, following the redemption of the Notes prior to their scheduled final distribution date. Final execution of the call option will occur on September 25, 2007, the first distribution date that satisfies the call option requirements set forth in the indenture. SDG&E plans to utilize $17 million of overcollected funds in the RRBMA to fund the redemption.

Item 2. Management's Narrative Analysis of the Results of Operations

The following analysis of the financial condition and results of operations of SDG&E Funding LLC (the Note Issuer) is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 2006 and in the Note Issuer's Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

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

Operating statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes and incidental investment interest income. The Note Issuer expects to use collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes, and to fund the early redemption of the Notes on September 25, 2007, as discussed in Note B of the Notes to Financial Statements herein. Interest income earned on the Transition Property is expected to offset (1) interest expense on the Notes, (2) amortization of debt-issuance expenses and the discount on the Notes, and (3) the fees charged by SDG&E for servicing the Transition Property and providing administrative services to the Note Issuer.

Collections of $12,187,000 resulted in a net undercollection for the quarter ended June 30, 2007, of $4,095,000 after deducting scheduled principal and interest payments of $16,226,000 and $56,000 for servicing fees and other expenses. Collections of $15,229,000 resulted in a net undercollection for the quarter ended June 30, 2006, of $1,765,000 after deducting scheduled principal and interest payments of $16,896,000 and $98,000 for servicing fees and other expenses.

Collections of $28,023,000 resulted in a net undercollection for the six months ended June 30, 2007, of $6,521,000 after deducting scheduled principal and interest payments of $34,421,000 and $123,000 for servicing fees and other expenses. Collections of $34,072,000 resulted in a net undercollection for the six months ended June 30, 2006, of $2,151,000 after deducting scheduled principal and interest payments of $36,017,000 and $206,000 for servicing fees and other expenses.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other Information.

Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the quarter ended June 30, 2007, delivered pursuant to the Note Indenture. It includes information relating to the collections of the FTA Charges.

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

      Exhibit 99 - Miscellaneous

      99.1 Second Quarter 2007 Servicer's Certificate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SDG&E Funding LLC,
 as Registrant

Date: August 13, 2007	/S/ Virginia S. Oliver

Virginia S. Oliver Chief Financial Officer