Form 10-K/A
period 2006-12-31
SDG&E FUNDING LLC A DE LIMITED LIABILITY CO
filed 2007-11-08
CIK 1041864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
-----------------------------

FORM 10-K/A

(Amendment No. 1)

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

Registrant's common stock outstanding as of February 28, 2007: None

DOCUMENTS INCORPORATED BY REFERENCE:
Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K is being filed solely for the purpose of filing revised Section 302 Sarbanes Oxley certifications pursuant to the February 21, 2003 Revised Statement: Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14.

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

Signature	Title	Date
/S/ Charles A. McMonagle	President, Chief Executive Officer and Director	November 7, 2007
Charles A. McMonagle

/S/ Virginia S. Oliver	Chief Financial Officer, Chief Accounting Officer and Director	November 7, 2007
Virginia S. Oliver

/S/ Donald J. Puglisi	Director	November 7, 2007
Donald J. Puglisi